Form 10-Q
period 2016-09-30
XG SCIENCES INC
filed 2016-11-03
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

or

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

As of November 3, 2016, there were 1,236,673 shares outstanding of the registrant’s common stock.

XG SCIENCES, INC.

FORM 10-Q

SEPTEMBER 30, 2016

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to XG Sciences, Inc., a Michigan corporation and its subsidiary, XG Sciences IP, LLC, a Michigan corporation (collectively referred to as “we”, “us”, “our”, “XG Sciences”, “XGS”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth on beginning on page 18 under the section entitled “Risk Factors” in our Post-Effective Amendment No. 2 (declared effective August 31, 2016) to the Existing Registration Statement No. 4 to our Registration Statement on Form S-1 (File No. 333-209131) as filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2016, and declared effective on April 13, 2016.

XG SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$637,504	$1,060,224
Accounts receivable, less allowance for doubtful accounts of $10,000 at September 30, 2016 and December 31, 2015	58,458	54,413
Inventories	226,599	229,034
Other current assets	295,093	194,096
	1,217,654	1,537,767
Total current assets

PROPERTY, PLANT AND EQUIPMENT, NET	3,153,234	3,753,248

RESTRICTED CASH FOR LETTER OF CREDIT	195,425	195,206

INTANGIBLE ASSETS, NET	455,587	411,789

TOTAL ASSETS	$5,021,900	$5,898,010

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other liabilities	$1,184,343	$704,177
Short-term promissory notes	379,600	497,324
Current portion of capital lease obligations	247,229	178,487
Total current liabilities	1,811,172	1,379,988

LONG TERM LIABILITIES
Long term portion of capital lease obligations	190,938	354,483
Derivative liability - warrants	7,843,076	8,235,163
Total long term liabilities	8,034,014	8,589,646

TOTAL LIABILITIES	9,845,186	9,969,634

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, 3,000,000 shares authorized, 1,822,116 and 1,800,696 shares issued and outstanding, liquidation value of $21,865,392 and $21,608,376 at September 30, 2016 and December 31, 2015, respectively	21,548,926	21,291,912
Series B Preferred Stock, 1,500,000 shares authorized, 269,987 shares issued and outstanding, liquidation value of $4,319,792 at September 30, 2016 and December 31, 2015	3,651,533	3,651,533
Common stock, no par value, 25,000,000 shares authorized, 1,224,298 and 836,544 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	11,128,617	8,565,225
Additional paid in capital	6,208,741	5,791,074
Accumulated deficit	(47,361,103)	(43,371,368)
Total stockholders’ deficit	(4,823,286)	(4,071,624)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,021,900	$5,898,010

See notes to unaudited condensed consolidated financial statements.

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES
Product sales	$88,856	$38,295	$230,635	$156,608
Grants	50,111	80,967	208,475	299,879
Licensing revenue	25,000	25,000	75,000	75,000
Total revenue	163,967	144,262	514,110	531,487

COST OF GOODS SOLD
Direct costs	44,344	24,848	101,397	77,516
Unallocated manufacturing expenses	323,051	447,872	1,071,000	1,264,432
Total cost of goods sold	367,395	472,720	1,172,397	1,341,948

GROSS LOSS	(203,428)	(328,458)	(658,287)	(810,461)

OPERATING EXPENSES
Research and development	231,312	359,340	866,668	1,135,326
Sales, general and administrative	896,650	997,404	2,618,252	3,133,375
Total operating expenses	1,127,962	1,356,744	3,484,920	4,268,701

OPERATING LOSS	(1,331,390)	(1,685,202)	(4,143,207)	(5,079,162)

OTHER INCOME (EXPENSE)
Incentive refund and interest income	24,197	28,996	72,423	80,624
Interest expense	(56,013)	(583,980)	(241,011)	(1,640,668)
Gain (loss) from change in fair value of derivative liability – warrants	108,056	(414,858)	340,669	(143,845)
Loss on disposal of equipment	(18,609)	-	(18,609)	-
Total other income (expense)	57,631	(969,842)	153,472	(1,703,889)

NET LOSS	$(1,273,759)	$(2,655,044)	$(3,989,735)	$(6,783,051)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING –
Basic and diluted	914,648	835,544	959,904	836,544

NET LOSS PER SHARE – Basic and diluted	$(1.39)	$(3.18)	$(4.16)	$(8.11)

See notes to unaudited condensed consolidated financial statements.

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(unaudited)

	Preferred stock (A)		Preferred stock (B)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2015	1,800,696	$21,291,912	269,987	$3,651,533	836,544	$8,565,225	$5,791,074	$(43,371,368)	$(4,071,624)
Stock issued for cash	-	-	-	-	387,754	3,102,032	-	-	3,102,032
Stock issuance fees and expenses	-	-	-	-	-	(538,640)	-	-	(538,640)
Reclassification of Derivative Liability Warrants to Equity	-	-	-	-	-	-	51,418	-	51,418
Warrants issued with Bridge Financings	-	-	-	-	-	-	24,060	-	24,060
Preferred stock issued to pay capital lease obligations	21,420	257,014	-	-	-	-	-	-	257,014
Stock based compensation expense	-	-	-	-	-	-	342,189	-	342,189
Net loss	-	-	-	-	-	-	-	(3,989,735)	(3,989,735)
Balances, September 30, 2016	1,822,116	$21,548,926	269,987	$3,651,533	1,224,298	$11,128,617	$6,208,741	$(47,361,103)	$(4,823,286)

See notes to unaudited condensed consolidated financial statements.

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015 (unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,989,735)	$(6,783,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	684,199	641,304
Amortization of intangible assets	26,856	21,105
Loss on disposal of intangible assets	18,609	-
Stock based compensation expense	342,189	420,048
Non-cash interest expense	213,906	1,550,616
Gain from change in fair value of derivative liability - warrants	(340,669)	143,845
(Increase) Decrease in:
Accounts receivable	(4,044)	(42,275)
Inventory	2,434	(78,593)
Other current and non-current assets	(101,216)	27,700
Increase (Decrease) in:
Accounts payable and other liabilities	480,164	(491,842)
NET CASH USED IN OPERATING ACTIVITIES	(2,667,307)	(4,591,143)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(84,187)	(157,983)
Purchases of intangible assets	(89,264)	(59,663)
NET CASH USED IN INVESTING ACTIVITIES	(173,451)	(217,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) of capital lease obligations	29,896	(28,764)
Repayments of short-term notes	(750,000)	-
Advances on short-term notes	574,750	-
Proceeds from issuance of preferred stock and warrants	-	4,319,792
Proceeds from issuance of common stock	3,102,032	14,000
Common stock issuance fees and expenses	(538,640)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,418,038	4,305,028

NET (DECREASE) IN CASH	(422,720)	(503,761)
CASH AT BEGINNING OF PERIOD	1,060,224	2,088,866

CASH AT END OF PERIOD	$637,504	$1,585,105

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$27,107	$90,052

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Value of preferred stock issued for AAOF capital lease obligations	$257,014	$257,015
Property and equipment under capital leases	$38,998
Reclassification of derivative liability warrants to equity	$51,418
Warrants issued with bridge financings	$24,060

See notes to unaudited condensed consolidated financial statements.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim condensed consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on Form S-1 (Registration No. 333-209131), as amended and having an effective date of August 31, 2016.

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

We currently do not have sufficient cash or commitments for financing to sustain our operations for the next twelve months. Our plan is to develop customer relationships and increase our revenues derived from our products and IP licensing. Although we have historically incurred operating losses, we have been able to fund such losses primarily by selling common and preferred stock and convertible notes. We expect that our cash on hand at September 30, 2016 of $637,504 and proceeds from our initial public offering of common stock (“IPO”) $3,102,032 at September 30, 2016 will sustain our operations for the next twelve months. However, we cannot make any assurances that additional financing will be available to us and, if available, completed on a timely basis, on acceptable terms, or at all.

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

SEPTEMBER 30, 2016

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

Fair Value Measurements

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016 and 2015:

	2016	2015

Balance at January 1	$8,235,163	$5,000,752
Warrants issued with private placement of Series B Preferred Stock	—	660,378
Warrants issued with preferred stock sold under preemptive rights	—	7,881
Warrants reclassified to equity	(51,418)	—
Gain recognized in earnings	(340,669)	143,845
Balance at September 30	$7,843,076	$5,812,856

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

Each share of Series B Preferred Stock has a stated value of $16.00 per share and is convertible, at the option of the holder into common shares, at a conversion price of $16.00 per share, subject to adjustments for stock dividends, splits, combinations and similar events. The Warrants have an exercise price of $16.00 per share and expire 7 years from issuance. During the period from closing of the offering and ending on the earlier of i) December 31, 2017 and ii) the date the Company consummates the sale of new securities resulting in gross proceeds of at least $18,000,000, the holder has the right to exchange their Series B Units (Series B Preferred Stock and Warrants) into any new security sold to third parties at the same relative price per share and other terms at which such new security is sold to such third parties.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

As part of our Series B Unit private placement in April 2015, shareholders and holders of our convertible notes were provided the right to purchase their pro rata share of any class of stock that the Company sells or issues. The sale of Series B Preferred Stock in the April 2015 offering triggered the preemptive rights. As of September 30, 2016, 3,100 shares of Series B Convertible Stock have been sold to existing shareholders at a price of $16.00 per share. In addition, the Warrants indexed to 2,635 shares of common stock were issued as part of the Series B Units.

As of September 30, 2016, the total number of warrants issued due to the preemptive rights offerings was 58,689.

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

The Bridge Financing Warrants issued in December 2015 inadvertently provided the holder with the right to exchange their warrants on a price per share basis into a new security on the same relative price per share terms as any new securities sold to third parties resulting in gross proceeds of at least $18,000,000. As a result of these exchange rights, the December 2015 Bridge Financing warrants did not achieve equity classification at inception and were recorded as derivative liabilities, at fair value. During the second quarter of 2016, the warrant holders from the December 2015 Bridge Financing agreed to waive their exchange rights at which time the warrants were reclassified to equity. This resulted in the current fair value of the Bridge Financing Warrants of $51,418, being reclassified from derivative liabilities to equity.

The following table reconciles the Bridge Financings balance recorded on the balance sheet at September 30, 2016:

2016

Balance at January 1	$550,000
Proceeds from Bridge Financings received January through April 7	574,750
Subtotal	1,124,750
Proceeds allocated to warrants – liability at inception	(52,676)
Proceeds allocated to warrants – equity at inception	(24,060)
Accrued interest January through September 30	108,617
Payoff of principal ($750,000) and accrued interest	(777,031)
Balance at September 30, 2016	$379,600

Number of Common Stock Warrants issued with Bridge Financings        32,120.

NOTE 5 – DERIVATIVE LIABILITY WARRANTS

As of September 30, 2016, all 1,197,617 derivative liability classified warrants issued to AAOF, XGS II, and holders of Series A and Series B Preferred Stock have vested.

Shares indexed to derivative liabilities as of September 30, 2016 and December 31, 2015 were as follows:

	Type of shares indexed	Exercise Price	September 30, 2016	December 31, 2015

Warrants issued with Secured Convertible Notes	Series A PS	$6.40	833,333	833,333
Warrants issued with equipment financing leases	Series A PS	$6.40	83,333	83,333
Warrants issued with Series A preemptive rights	Series A PS	$6.40	56,054	56,054
Warrants issued with Series B preemptive rights	Common	$16.00	2,635	2,635
Warrants issued with Series B Units	Common	$16.00	222,262	222,262
Warrants issued with Bridge Financings	Common	$8.00	—	20,625
Total shares indexed to derivative liabilities			1,197,617	1,218,242

The following table summarizes the fair value of the derivative liabilities as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31,2015

Warrants issued with Secured Convertible Notes	$6,495,660	$6,743,997
Warrants issued with equipment financing leases	649,568	674,397
Warrants issued with preemptive rights	439,984	457,265
Warrants issued with 2015 Series B Unit private placement	257,864	306,828
Warrants issued with Bridge Financings	—	52,676

Total derivative liabilities	$7,843,076	$8,235,163

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

The Company estimated the fair value of their warrant derivative liabilities as of September 30, 2016 and December 31, 2015, using a lattice model and the following assumptions:

	September 30, 2016	December 31, 2015
Fair value of underlying stock	$7.63 - $12.64	$7.63 - $12.64
Equivalent risk free interest rate	0.81%- 0.92%	1.06%- 1.39%
Expected term (in years)	5.58- 7.30	5.01- 8.05
Equivalent stock price volatility	38.10%- 38.17%	38.00%- 38.61%
Expected dividend yield	—	—

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

	Three months ended September 30,
	2016	2015
Warrants issued with Secured Convertible Notes	$69,666	$(583,332)
Warrants issued with equipment financing leases	6,967	(58,334)
Warrants issued with preemptive rights	5,000	(36,122)
Warrants issued with 2015 private placement	26,423	262,930
Total Derivative Gain (Loss)	$108,056	$(414,858)

	Nine months ended September 30,
	2016	2015
Warrants issued with Secured Convertible Notes	$248,337	$(379,999)
Warrants issued with equipment financing leases	24,829	(38,001)
Warrants issued with preemptive rights	17,281	(21,993)
Warrants issued with 2015 private placement	48,963	296,148
Warrants issued with Bridge Financings	1,259	—

Total Derivative Gain (Loss)	$340,669	$(143,845)

NOTE 6 – OTHER COMMON STOCK WARRANTS

In addition to the warrants described in Note 5, we had 42,694 warrants to purchase common stock that were issued in 2012 and prior years which are accounted for as equity instruments. As of September 30, 2016, the remaining warrants, all of which are exercisable, have exercise prices ranging from $8.00 to $12.00 and expire at various dates through 2027, as follows:

Date Issued	Expiration Date	Exercise Price	Number of Warrants

7/1/2009	7/1/2019	$8.00	6,000
10/8/2012	10/8/2027	$12.00	5,000
			11,000

NOTE 7 - INCENTIVE STOCK OPTION PLAN

We have established an incentive stock option plan (the “Plan”) under which the Company may grant key employees and directors options to purchase common stock of the Company at not less than fair market value as of the grant date. Options for up to 600,000 shares may be awarded under the Plan. Each option is exercisable into one share of common stock of the Company. The Plan expires in December 2017. The fair value of the options granted was estimated on the dates of grant using the Black Scholes option-pricing model. As of September 30, 2016, 419,750 option shares have been granted and are outstanding, of which 253,819 are exercisable at an exercise price of $12.00. Vesting of the options ranges from immediately to 20% per year, with most options vesting on a straight-line basis over a three or four year period from the date issued. Rights to exercise the options vest immediately upon a change in control of the Company or termination of the employee’s continuous service due to death or disability. The options expire at various dates through October 2023.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 8 – CAPITAL LEASES

As of September 30, 2016 and December 31, 2015, we have capital lease obligations as follows:

	September 30, 2016	December 31, 2015

Capital lease obligations	$522,448	$682,564
Unamortized warrant discount	(84,281)	(149,594)
Net obligations	438,167	532,970
Short-term portion of obligations	(247,229)	(178,487)

Long-term portion of obligations	$190,938	$354,483

The 83,333 common stock warrants issued as consideration for the equipment financing leases are recorded as derivative liabilities at fair value. The initial value of these warrants was recorded as a reduction of the capital lease obligation and is being amortized as part of the effective interest cost on the capital lease obligations.

NOTE 9 - RELATED PARTY TRANSACTIONS

We have a licensing agreement for exclusive use of patents and pending patents with Michigan State University (“MSU”), a shareholder of the Company via the MSU Foundation. During the three and nine months ended September 30, 2016 and 2015 we incurred expenses of $12,500 and $25,000, respectively. We have also entered into product licensing agreements with certain other shareholders. No royalty revenue or expenses have been recognized related to these agreements during the nine months ended September 30, 2016 and 2015.

Beginning in 2014, POSCO Corporation (“POSCO”), one of our shareholders, has a contractual obligation to pay us a minimum of $100,000 per year to license certain technologies we license from MSU. This obligation is due annually on February 28 of the following year. We record this license revenue at a rate of $25,000 per quarter. POSCO is disputing that they are obligated to pay the royalties. A petition for arbitration has been filed for this matter by the Company on March 9, 2016. On July 7 we received a letter from the International Court of Arbitration and they have assigned an arbitrator to the case. No assessment or decision has made by the arbitrator as of the filing date of these financial statements. An allowance in the amount of $137,500 and $100,000 has been recorded at September 30, 2016 and December 31, 2015, respectively, to reflect an estimate of the portion of the 2016, 2015 and 2014 royalties that we believe may not be collectible. The accrued royalty and allowance are netted together and reflected in other current assets on the condensed consolidated balance sheet.

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

NOTE 10 – SUBSEQUENT EVENTS

During the period from October 1 through November 3, 2016, we received common stock proceeds of $99,000 for the sale of 12,375 shares.

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

Overview of our Business

XG Sciences was formed in May 2006 for the purpose of commercializing certain technology to produce graphene nanoplatelets. First isolated and characterized in 2004, graphene is a single layer of carbon atoms configured in an atomic-scale honeycomb lattice. Among many noted properties, monolayer graphene is harder than diamonds, lighter than steel but significantly stronger, and conducts electricity better than copper. Graphene nanoplatelets are particles consisting of multiple layers of graphene. Graphene nanoplatelets have unique capabilities for energy storage, thermal conductivity, electrical conductivity, barrier properties, lubricity and the ability to impart strength when incorporated into plastics or other matrices.

We believe the unique properties of graphene and graphene nanoplatelets will enable numerous new product applications and the market for such products will quickly grow to be a significant market opportunity. Our business model is to design, manufacture and sell advanced materials we call xGnP® graphene nanoplatelets and value-added products based on these nanoplatelets. We believe our proprietary processes have enabled us to be a low-cost producer of high quality, graphene nanoplatelets and that we are well positioned to address a wide range of end-use applications.

Our Customers

We sell products to customers around the world and have sold materials to over 1,000 customers in 47 countries since 2008. Some of these customers are research organizations and some are commercial organizations. Our customers have included well-known automotive and OEM suppliers around the world; world-scale lithium ion battery manufacturers in the US, South Korea and China; and diverse specialty material companies as well as leading research centers such as Lawrence Livermore National Laboratory and Oakridge National Laboratory. We have also licensed some of our base manufacturing technology to POSCO, the fourth largest steel manufacturer in the world by volume of output, and Cabot Corporation (“Cabot”), a leading global specialty chemicals and performance materials company. These licensees further extend our technology through their customer networks.

Our Focus Areas

We target our xGnP® nanoplatelets for use in a wide range of large and growing end-use markets. We believe we are a “platform play” in advanced materials, because our proprietary manufacturing processes allow us to produce varying grades of graphene nanoplatelets that can be mapped to a variety of applications in many market segments.  However, we are prioritizing our efforts in specific areas that we believe represent opportunities for either relatively near-term revenue or especially large and attractive markets. At this time, we are focused on three high priority areas:

•	Energy Storage: Within energy storage we focus on lead acid batteries and lithium ion batteries. Within lithium ion batteries, we develop silicone-graphene composite materials for lithium-ion battery anodes. This is a material that has shown superior early results in laboratory and early prototype battery testing. Although there is still scientific development, testing and prototyping that remains to be done, we perceive a significant market opportunity for this new anode material. We also develop a cathode conductive additive to improve rate capability, especially for higher power applications. XG Sciences’ graphene nanoplatelets demonstrate higher discharge capacity at high rates, which translates into more battery power needed during heavy power requirements: start-up, acceleration, and/or elevation ascent. In lead acid batteries we develop anode conductive additives demonstrating improved performance for lifetime and charge acceptance.

•	Thermal Management. Thermal management products may take on many forms. Their underlying intent is to improve the movement of heat where excessive heat may cause a reduction in product lifetime and/or performance. XG Leaf® materials for thermal applications in electronics is one such product. XG Leaf® is a paper-like product comprised of xGnP® graphene nanoplatelets. Early testing with customers has produced promising results in applications requiring high thermal conductivity in thin (20–50 microns) and thick (50–120 microns) sheets, depending upon the end-use application. Typical applications include the use of these materials in smart phones, tablets, and portable computers. While there are many other applications for XG Leaf®, including electrostatic dissipation (“ESD”), electromagnetic interference (“EMI”) shielding and resistive heating, our initial focus is on thermal management. TIM, or thermal interface materials, in the form of greases or pastes is another product in this category. XG Sciences’ TIM’s have been shown to improve the thermal dissipation of heat generated by light emitting diodes when incorporated in various lighting devices. Other products may include inks or coating formulations specifically designed for use in such applications as portable electronics, heaters and other industrial equipment benefiting from the use of coatings to improvement heat dissipation.

•	Composites. Incorporation of our xGnP® graphene nanoplatelets into various polymers have been shown to impart improvements in strength, electrical conductivity, thermal conductivity and/or barrier performance. The company pursues several end-use applications that may benefit from one or more properties and believes that composites represent a potentially large opportunity for commercial sales.

XGS Market/Application Focus Areas & 2018 Market Size

1 Avicenne Energy, "The Worldwide Rechargeable Battery Market 2014 - 2025", 24th Edition - V3, July 2015.

2 Avicenne Energy, "The Worldwide Rechargeable Battery Market 2014 - 2025", 24th Edition - V3, July 2015 & Internal Estimates.

3 ArcActive via Nanalyze, April 3, 2015.

4 ArcActive via Nanalyze, April 3, 2015 & Internal Estimates.

5 Future Markets Insights, "Consumer Electronics Market: Global Industry Analysis and opportunity Assessment 2015 - 2020", May 8, 2015.

6 Prismark, "Market Assessment: Thin Carbon-Based Heat Spreaders", August 2014.

7 Reporterlink.com, "Semiconductor & IC Packaging Materials Market…", May 2014.

8 Prismark, 2015.

9 Grand View Research, "Global Plastics Market Analysis…", August 2014.

10 From (9) and internal estimates: 2018 = 305 million tons of plastic, if 10% of the market adopted xGnP to enhance their properties, and at only 1% by weight as an additive, then in 2018 305,000 tons or 305,000,000 kilos of xGnP would be required. At $30 a Kg - the value is $9.1 Bn per year.

Our Products

Our proprietary manufacturing processes allow us to produce nanoplatelets with varying performance characteristics that can be tuned to specific end-use applications based on customer requirements. We currently offer four commercial “grades” of bulk materials, each of which is available in various particle sizes, which allows for surface areas ranging from 50 to 800 square meters per gram of material depending on the product. Other grades may be made available, depending on the needs for specific applications. In addition, we sell our material in the form of pre-dispersed mixtures with water, alcohol, or other organic solvents and resins. In addition to selling bulk graphene nanoplatelets, we also offer the following value added products that contain our graphene nanoplatelets in various forms:

Energy Storage Materials. These consist of specialty advanced materials that have been formulated for specific applications in the energy storage segment. Chief among these is our proprietary, specially formulated silicon-graphene composite material (also referred to as “SiG” or “XG SiG®”) for use in lithium-ion battery anodes. XG SiG® targets the never-ending need for higher battery capacity and longer life. In several customer trials, our SiG material has demonstrated the potential to increase battery energy storage capacity by 3-5x what is currently available with conventional lithium ion batteries today. Additionally, we offer various bulk materials for use as conductive additives for cathodes and anodes in li-ion batteries, as an additive to anode slurries for lead-carbon batteries, and we are investigating the use of our materials as part of other battery components.

Thermal Management Materials. These consist mainly of two types of products, our XG Leaf® sheet products and various thermal interface materials (“TIM”) in the form of custom greases or pastes. XG Leaf® is a family of sheet products ideally suited for use in thermal management in portable electronics, which may include cell phones, tablets and notebook PC’s. As these devices continue to adopt faster electronics, higher data management capabilities, brighter displays with ever increasing definition, they generate more and more heat. Managing that heat is a key requirement for the portable electronics market and our XG Leaf® product line is well suited to address the need. These sheets are made using special formulations of xGnP® graphene nanoplatelets as precursors, along with other materials for specific applications. There are several different types of XG Leaf® available in various thicknesses, depending on the end-use requirements for thermal conductivity, electrical conductivity, or resistive heating. Our custom TIM greases and pastes are also designed to be used in various high temperature environments. Additionally, we offer various bulk materials for use as active components in liquids, coatings and plastic composites to impart improved thermal management performance to such matrices.

Inks and Coatings. These consist of specially-formulated dispersions of xGnP® together with solvents, binders, and other additives to make electrically or thermally conductive products designed for printing or coating and which are showing promise in diverse customer applications such as advanced packaging, electrostatic dissipation and thermal management. We also offer a set of standardized ink formulations suitable for printing. These inks offer the capability to print electrical circuits or antennas, or might be suitable for other electrical or thermal applications. All of these formulations can be customized for specific customer requirements.

Commercialization Process

Because graphene is a new material, most of our customers are still developing applications that use our products, and thus historically most customers have purchased products in quantities consistent with development purposes. The process of “designing-in” new materials is relatively complex and involves the use of relatively small amounts of the new material in laboratory and engineering development for an extended period of time. Following successful development, we expect customers that incorporate our materials into their products will then order much larger quantities of material to support commercial production. Thus, while many of our customers are currently purchasing our materials in kilogram (one or two pound) quantities, we expect many will require tons or even hundreds of tons of material when they commercialize products that incorporate our materials. Although, our customers are under no obligation to report to us on the usage of our materials, some have indicated that they have introduced or will soon introduce commercial products that use our materials.

Commercialization is a process, the exact timing of which is often difficult to predict. It starts with our own internal R&D to validate performance for an identified market or customer-specific need. Our customers then validate the performance of our materials and determine that our products can be incorporated into their manufacturing processes. This is initially done at the pilot scale. Our customers then have to introduce products that incorporate our materials to their own customers to validate performance. After their customers have validated performance, our customers will then move to commercial scale production. Every customer goes through the same process, but will do so at varying speeds, depending on the customer, the product and the end-use market. Thus, we are not always able to predict when our customers will begin ordering commercial volumes of our materials or their expected volumes over time. However, as customers move through the process, we generally receive a lot of feedback and gain greater insights regarding their commercialization plans. The following are recent examples of where our products are providing value to our customers at levels that we believe will warrant their use on a commercial basis:

•	Lead acid battery manufacturer demonstrating approximately 90% improvement in measured cycle life, appreciable improvement in capacity and charge acceptance and without any loss in water retention performance, and

•	Light emitting diode module and product company demonstrated approximately 50% improvement in thermal management capability when compared to existing commercial thermal management products, translating into a 15% improvement in thermal management at the device level, and

•	Automotive parts supplier demonstrating improvements in thermal stability for polymer composites incorporating our materials, allowing for approximately 20% higher operating temperatures and a 50% improvement in strength at the elevated temperature, and

•	Industrial refrigeration equipment supplier demonstrating improved heat transfer efficiency and energy savings when our xGnP® graphene nanoplatelets are incorporated as a component in the thermal-transfer fluids, and

•	Construction company demonstrating less than one weight percent of our product in construction material composites improves flexural strength by more than 30%, and

•	Large oil and lubricant supplier showing gear and friction improvements when incorporated into industrial and automotive greases, and

•	Engineering design firm for automotive manufacturers found approximately 20% reduction in operating temperature and in thermal uniformity when XG Leaf® replaces standard cooling fins in lithium ion battery packs, and

•	Auto manufacturer showing increased tensile and flexural strength and reduced weight in automotive composites.

The below graphs show total orders and customers based on actual purchases of our materials and do not include free samples or materials used in joint development programs. Since the majority of our customers are still in the development stage, our product sales to date have consisted mainly of orders for relatively small quantities of materials being used in a variety of research or development activities and in early phase limited commercial applications. The average order size for the first nine months of 2016 was $1,032, as compared to $600 for the full year 2015, which indicates these orders were for materials that were not yet incorporated into large-volume commercial products.

Expected 2016 and 2017 Revenue

We are tracking the commercial and development status of more than 100 customer/product engagements. We currently have seven customers who are using our materials in their products and actively selling them to their customers or actively promoting them for future sales, up from the five reported last quarter. In addition, we have another five customers who have indicated that they expect to begin shipping product incorporating our materials in the next 3-6 months, and have another eight customers who have indicated an intent to commercialize in the next 6-9 months. We also have tens of customers with whom we are working that have not yet indicated an exact date for commercialization, but for whom we believe have the potential to contribute to revenue in 2017. As a result, we expect to begin shipping significantly greater quantities of our products as 2016 progresses and into 2017. For example, the average order size for the product revenue reflected in our statement of operations increased 225% for the three months ended September 30, 2016 as compared to the same period in 2015. For the nine months ended September 30, 2016, the increase was 172% as compared to the same period in 2015. These increases are resulting from larger orders primarily from customers entering into initial commercial production with our materials. Based on the status of current discussions with such customers, we believe that we will continue to ramp up revenue through the rest of 2016 and that we believe we will be able to recognize approximately $1 million of revenue in 2016 and approximately $10-15 million of revenue in 2017.

Addressable Markets

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

Intellectual Property

We believe that our intellectual property (“IP”) is an important asset. Our strategy is to keep our production processes as legally defined and protected trade secrets rather than to patent them. Some of our proprietary manufacturing processes were developed at Michigan State University (MSU) and licensed to us in 2006. We licensed three U.S. patents and patent applications from MSU. However, over time, our scientists and engineers have made many further discoveries and inventions that are embodied in the form of five additional U.S. patents, two China patents, two patent application that are allowed but not yet granted (one in each China and Taiwan) and 17 additional U.S. patent applications, and numerous trade secrets. For each patent application filed in the U.S., we make a determination on the nature and value of the patent. For many of the applications filed in the U.S., additional filings are made in other countries such as the European Union, Japan, South Korea, China, Taiwan or other applicable countries. These filings and analyses are made on a case-by-case basis. Typically, patents that are defensive in nature are not filed abroad, while those that are protective of active XGS products or applications are filed in relevant countries abroad. Our general IP strategy is to keep as trade secrets those manufacturing processes that are difficult to enforce should they be disclosed and to seek patent coverage for other manufacturing processes, materials derived from those processes, unique combinations of materials and end uses of materials containing graphene nanoplatelets. We believe that the combination of our rights under the MSU license, our patents and patent applications, and our trade secrets create a strong intellectual property position.

Operating Segment

We have one reportable operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, conducts research on graphene nanoplatelets and related products, and licenses our technology as appropriate. As of September 30, 2016 we shipped products on a worldwide basis, but all of our assets were located within the United States.

Results of Operations for the Three and Nine Months Ended September 30, 2016 Compared with the Three and Nine Months Ended September 30, 2015

The following table summarizes the results of our operations for the three and nine months ended September 30, 2016 and 2015.

Summary Income Statement	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenues
Product Sales	$88,856	$38,295	$50,561	$230,635	$156,608	74,027
Grants	50,111	80,967	(30,856)	208,475	299,879	(91,404)
Licensing Revenue	25,000	25,000	-	75,000	75,000	-
Total Revenues	163,967	144,262	19,705	514,110	531,487	(17,377)

Cost of Goods Sold	367,395	472,720	(105,325)	1,172,397	1,341,948	(169,551)

Gross Loss	(203,428)	(328,458)	125,030	(658,287)	(810,461)	152,174

Research & Development Expense	231,312	359,340	(128,028)	866,668	1,135,326	(268,658)
Sales, General & Administrative Expense	896,650	997,404	(100,754)	2,618,252	3,133,375	(515,123)
Total Operating Expense	1,127,962	1,356,744	(228,782)	3,484,920	4,268,701	(783,781)

Operating Loss	(1,331,390)	(1,685,202)	353,812	(4,143,207)	(5,079,162)	935,955

Other Income (Expense)	57,631	(969,842)	1,027,473	153,472	(1,703,889)	1,857,361

Net Loss	$(1,273,759)	$(2,655,044)	$1,381,285	$(3,989,735)	$(6,783,051)	$2,793,316

Product sales consist of two broad categories: (1) material sold to customers for research or development purposes and (2) production orders for customers. Typically, the order sizes for the first category are relatively small, however we expect orders in the second category to be much larger in the future. In the nine months ended September 30, 2016, product sales increased by $74,027, or 32%. The main reason for the increase was customers moving through development programs towards commercialization, requiring larger quantities of our materials for advanced testing and pilot production activities.

We ship our products from our Lansing manufacturing facilities to customers around the world. During the nine months ended September 30, 2016, we shipped materials to customers in 24 different countries, as compared to 26 countries during the same period in 2015. Shipments to South Korea accounted for approximately 19.9% and 11.5% and shipments to the United Kingdom accounted for approximately 10.3% and 4.2% of total product revenues during the nine months ended September 30, 2016 and 2015, respectively. No other countries accounted for more than 10% of product revenue in each of these respective periods.

The table below shows a comparison of orders received, both domestic and international. The table also includes the average order size for product sales reflected in our Statement of Operations. These numbers indicate that our customer base remains active with development or research projects that use our materials and indicate the breadth of our geographic coverage. The average order size for the product revenue reflected in our statement of operations increased 225% for the three months ended September 30, 2016 as compared to the same period in 2015. For the nine months ended September 30, 2016, the increase was 172% as compared to the same period in 2015. These increases are resulting from larger orders primarily from customers entering into initial commercial production with our materials. Although the average size of these orders is still relatively small, we are encouraged that the trend is increasing. The current average order size indicates that most of our orders are for R&D and development activity. We expect that our average order size will continue to increase as more customers begin to commercialize products that incorporate our materials within them and existing customers ramp up production volume.

Order Summary	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change

Number of orders - domestic	69	72	-3	195	212	-17
Number of orders - international	55	43	12	193	152	41
Number of orders - total	124	115	9	388	364	24
Average order size for product sales recorded in our Statement of Operations	$1,307	$580	$727	$1,032	$601	$431
			225%			172%

Grant revenues for the nine months ended September 30, 2016 and 2015 were $208,475 and $299,879, respectively. The current year consists of: $158,365 of revenue from the Phase II SBIR grant from the US Department of Energy, $25,110 for a new $150,000 nine month DOE Phase I SBIR grant to develop and demonstrate a composite anode material that delivers improved capacity retention during full Lithium-ion battery charge to further the nation’s energy strategy to reduce reliance on fossil fuels and improve the environment, and $25,000 from the Michigan Emerging Technologies Fund to assist with commercialization of the technology investigated under the DOE Phase I SBIR grant. Grant revenues for the nine months ended September 30, 2015 consisted of the II SBIR grant from the DOE. This program, entitled “Low-cost, High-Energy Si/Graphene Anodes for Li-Ion Batteries” was an award for a total of $1M to fund the research project over a planned two-year period commencing in January 2014 and originally expiring December 2015; a no cost contract extension had been approved with a new expiration date of June 22, 2016. The grant has been billed in full and is now considered completed. DOE grant revenues are recorded as time and expenses are incurred for allowable charges specified in the grant contracts. Time and charges for the DOE activity was higher in 2015 than 2016 and thus the grant revenues from this source is lower in the current year by $116,404.

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

The following table shows the relationship of direct costs to product sales for the three and nine months ended September 30, 2016 and 2015:

Gross Profit Summary	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change

Product Sales	$88,856	$38,295	$50,561	$230,635	$156,608	$74,027
Direct Costs	44,344	24,848	19,496	101,397	77,516	23,881
Direct Cost Margin	$44,512	$13,447	$31,065	$129,238	$79,092	$50,146
% of Sales	50.1%	35.1%		56%	50.5%
Unallocated Manufacturing Expense	323,051	447,872	(124,821)	1,071,000	1,264,432	(193,432)
Gross Loss on Product Sales	$(278,539)	$(434,425)	$155,886	$(941,762)	$(1,185,340)	$243,578

We believe that the fluctuations in direct cost from period to period are not indicative of overall performance or of future margins because of the relatively small size of our sales in comparison to our future expectations. Direct costs vary depending on the size of an order, the specific products being ordered and other factors like shipping destination.

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

For the nine months ended September 30, 2016, unallocated manufacturing expenses decreased by $193,432 or 18% from the same period in 2015. The largest part of this decrease was due to decreased payroll, tax and benefit costs as compared with the prior year.

Research and Development Expenses

Research and development expenses totaled $866,668 for the nine months ended September 30, 2016. This is a decrease of $268,658 or 31% from the previous year. The largest part of this decrease was due to reduced payroll, tax and benefit costs as compared with the prior year.

Selling, General and Administrative Expenses

During the first nine months of 2016 we incurred selling, general and administrative expenses (SGA) of $2.6 million. This is a decrease of $515,123 or 19.7% from the same period in the prior year. This decrease was driven by a reduction in payroll and related expenses as well as a reduction in professional fees. Common stock issuance costs incurred in 2016 for legal, accounting, and other fees were $538,640 and these expenses are recorded as an offset to common stock on the balance sheet. As we continue to grow and gain traction in the marketplace our SGA expenses will fluctuate but should stabilize and become more fixed in nature as we achieve economies of scale.

Other Income (Expense)

The following table shows a comparison of other income and expense by major component for the three and nine months ended September 30, 2016 and 2015:

Other Income (Expense)	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change

Incentive Refund & Interest Income	$24,197	$28,996	$(4,799)	$72,423	$80,624	$(8,201)
Interest Expense	(56,013)	(583,980)	527,967	(241,011)	(1,640,668)	1,399,657
Gain from change in fair value of derivative liability - warrants	108,056	(414,858)	522,914	340,669	(143,845)	484,514

Loss on disposal of equipment	(18,609)	-	(18,609)	(18,609)	-	(18,609)

Total	$57,631	$(969,842)	$1,027,473	$153,472	$(1,703,889)	$1,857,361

Interest expense for the three and nine months ended September 30, 2016 was substantially lower than the same periods in 2015 because the convertible notes outstanding in 2015 were converted to equity on December 31, 2015.

Cash Flow Summary

The following condensed cash flow statement compares cash flow from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015. Net cash used by operating activities decreased by 49% during the nine months ended September 30, 2016 as compared to the same period in 2015, because of reduced operating expenses, as discussed above.

	Nine Months Ended September 30		Change 2015 – 2016
	2016	2015	$	%
Cash, beginning of period	$1,060,224	$2,088,866	$(1,028,642)	(49.2)
Net Cash provided (used) by:
Operating activities	(2,667,307)	(4,591,143)	(1,923,836)	(41.9)
Investing Activities	(173,451)	(217,646)	(44,195)	(20.3)
Financing Activities	2,418,038	4,305,028	(1,886,990)	(43.8)
Net increase (decrease) in cash	(422,720)	(503,761)	(81,041)	(16.1)
Cash, end of period	$637,504	$1,585,105	$(947,601)	(59.8)

Investment activities for the nine months ended September 30, 2016 included net capital expenditures for the purchase of property and equipment of $84,187 and $89,264 for IP as compared with $157,983 for property and equipment and $59,663 for IP during the corresponding period in 2015. These levels of capital expenditures are significantly lower than expected in the future as we begin to ramp up our production capacity to meet customer orders. Therefore, these expenditures should not be interpreted as indicative of future expenditures in this area.

Financing activity for the nine months ended September 30, 2016 included: $3,102,032 of proceeds from the issuance of common stock, $574,750 of proceeds from short-term notes, net advances from capital leases of $29,896, repayment of short-term notes of $750,000, and expenses of $538,640 for IPO related costs. Financing activity for the nine months ended September 30, 2015 included $4,319,792 of proceeds from the issuance of Series B preferred stock, $14,000 from the issuance of common stock, and repayments of capital leases of $28,764.

Liquidity and Capital Expenditures

Ongoing cash flow from operations has been negative throughout our history. In addition, we have invested significant amounts in research and manufacturing capabilities. We anticipate that we will need to invest further to support ongoing operations for a minimum of another one to two years. We are currently are in the process of conducting sales of common stock through our IPO in accordance with our registration statement on Form S-1 declared effective on April 13, 2016, and as amended on August 31, 2016. We expect that our cash on hand at September 30, 2016 of $637,504 and proceeds from our IPO will sustain our operations for the next twelve months. Our plan is also to further develop customer relationships and increase our revenues derived from our products and IP licensing.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Principal Executive Officer/Principal Financial Officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Principal Executive Officer/Principal Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

However, the Company is supplementing its risk factors contained in the Company's registration statement on Form S-1 (File No. 333-209131) initially declared effective on April 13, 2016, as amended on August 31, 2016 with the following:

Newly purchased shares in the Company will experience immediate dilution

Newly purchased shares of common stock purchased will experience immediate dilution of $4.04 per share or 50.5% as a result of the public offering pursuant to the Company's registration statement initially declared effective on April 13, 2016, as amended on August 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

The Company is filing its updated Form of Subscription Agreement effective as of November 3, 2016 as Exhibit 10.1. This agreement updates the "Form of Subscription Agreement for Primary Offering" originally filed as Exhibit 10.37 to the Company's registration statement on Form S-1 on January 27, 2016.

The Company is also filing its Form of Indemnification Agreement, as approved at the meeting of the Board of Directors on October 28, 2016, as Exhibit 10.2. This agreement sets forth the indemnification obligations of the Company to its directors for their services to the Company.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

10.1	Form of Subscription Agreement for Primary Offering (updated as of November 3, 2016)	Filed herewith

10.2	Form of Indemnification Agreement	Filed herewith

31.1	Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*	Furnished herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

XG SCIENCES, INC.

Dated: November 3, 2016	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer, President, Treasurer, Principal Executive Officer and Principal Financial Officer

Dated: November 3, 2016	By:	/s/ Corinne Lyon
	Name:	Corinne Lyon
	Title:	Controller and Principal Accounting Officer

Page 27 of 27