Form 10-Q
period 2017-03-31
XG SCIENCES INC
filed 2017-05-08
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of May 8, 2017, there were 2,053,875 shares outstanding of the registrant’s common stock.

XG SCIENCES, INC.

FORM 10-Q

March 31, 2017

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to XG Sciences, Inc., a Michigan corporation and its subsidiary, XG Sciences IP, LLC, a Michigan corporation (collectively referred to as “we”, “us”, “our”, “XG Sciences”, “XGS”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth on beginning on page 14 under the section entitled “Risk Factors” in Post-Effective Amendment No. 5 (declared effective April 14, 2017) ) to our registration statement on Form S-1 (File No. 333-209131) as filed with the Securities and Exchange Commission (the “SEC”) on April 12, 2016, and declared effective on April 13, 2016 (the “Existing Registration Statement”).

XG SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,148,681	$1,785,343
Accounts receivable, less allowance for doubtful accounts of $10,000 at March 31, 2017 and December 31, 2016	84,398	99,078
Inventories	197,744	205,973
Incentive refunds receivable	74,000	165,635
Other current assets	162,500	174,495
Total current assets	1,667,323	2,430,524

PROPERTY, PLANT AND EQUIPMENT, NET	2,875,315	2,886,421

RESTRICTED CASH FOR LETTER OF CREDIT	195,571	195,499

INTANGIBLE ASSETS, NET	505,198	478,019

TOTAL ASSETS	$5,243,407	$5,990,463

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and other liabilities	$988,760	$964,757
Deferred revenue	—	6,428
Current portion of capital lease obligations	236,249	268,667
Total current liabilities	1,225,009	1,239,852

LONG TERM LIABILITIES
Long term portion of capital lease obligations	88,497	115,106
Long term debt	1,890,081	1,862,120
Derivative liability – warrants	7,745,597	7,900,249
Total long term liabilities	9,724,175	9,877,475

TOTAL LIABILITIES	10,949,184	11,117,327

STOCKHOLDERS’ DEFICIT
Series A convertible preferred stock, 3,000,000 shares authorized, 1,836,396 and 1,829,256 shares issued and outstanding, liquidation value of $22,036,752 and $21,951,072 at March 31, 2017 and December 31, 2016, respectively	21,720,269	21,634,597
Series B Preferred Stock, 1,500,000 shares authorized, 0 shares issued and outstanding, liquidation value of $0 at March 31, 2017 and December 31, 2016	—	—
Common stock, no par value, 25,000,000 shares authorized, 1,981,650 and 1,885,175 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	16,265,226	15,647,839
Additional paid in capital	6,578,600	6,490,230
Accumulated deficit	(50,269,872)	(48,899,530)
Total stockholders’ deficit	(5,705,777)	(5,126,864)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,243,407	$5,990,463

See notes to unaudited condensed consolidated financial statements

 XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (unaudited)

	2017	2016
REVENUES
Product sales	$157,700	$59,742
Grants	99,489	21,310
Licensing revenue	25,000	25,000
Total revenues	282,189	106,052

COST OF GOODS SOLD
Direct costs	116,770	32,032
Unallocated manufacturing expenses	371,150	343,716
Total cost of goods sold	487,920	375,748

GROSS LOSS	(205,731)	(269,696)

OPERATING EXPENSES
Research and development	263,564	216,350
Selling, general and administrative	996,587	1,096,220
Total operating expenses	1,260,151	1,312,570

OPERATING LOSS	(1,465,882)	(1,582,266)

OTHER INCOME (EXPENSE)
Incentive refund and interest income	368	24,153
Interest expense	(59,480)	(83,801)
Gain from change in fair value of derivative liability – warrants	154,652	89,765
Total other expense	95,540	30,117

NET LOSS	$(1,370,342)	$(1,552,149)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and diluted	1,920,090	836,225
NET LOSS PER SHARE – Basic and diluted	$(0.71)	$(1.86)

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) FOR THE THREE MONTHS ENDED MARCH 31, 2017

(unaudited)

	Preferred stock (A)		Preferred stock (B)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2016	1,829,256	$21,634,597	—	$—	1,885,175	$15,647,839	$6,490,230	$(48,899,530)	$(5,126,864)
Stock issued for cash	—	—	—	—	96,475	771,800	—	—	771,800
Stock issuance fees and expenses	—	—	—	—	—	(154,413)	—	—	(154,413)
Preferred stock issued to pay capital lease obligations	7,140	85,672	—	—	—	—	—	—	85,672
Employee stock option expense	—	—	—	—	—	—	88,370	—	88,370
Net loss	—	—	—	—	—	—	—	(1,370,342)	(1,370,342)

Balances, December 31, 2016	1,836,396	$21,720,269	—	$—	1,981,650	$16,265,226	$6,578,600	$(50,269,872)	$(5,705,777)

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016 (unaudited)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,370,342)	$(1,552,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	214,770	213,739
Amortization of intangible assets	10,590	7,035
Stock based compensation expense	88,370	114,063
Non-cash interest expense	59,480	83,762
Gain from change in fair value of derivative liability - warrants	(154,652)	(89,765)
(Increase) Decrease in:
Accounts receivable	14,680	32,346
Inventory	8,229	13,361
Other current and non-current assets	103,558	(29,811)
Increase (Decrease) in:
Accounts payable and other liabilities	17,576	189,804
NET CASH USED IN OPERATING ACTIVITIES	(1,007,741)	(1,017,615)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(203,664)	(13,873)
Purchases of intangible assets	(37,769)	(24,836)
NET CASH USED IN INVESTING ACTIVITIES	(241,433)	(38,709)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances on short-term notes	-	530,000
Repayments of capital lease obligations	(4,875)	(1,409)
Proceeds from issuance of common stock	771,800	-
Common stock issuance fees and expenses	(154,413)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	612,512	528,591

NET DECREASE IN CASH	(636,662)	(527,733)
CASH AT BEGINNING OF PERIOD	1,785,343	1,060,224

CASH AT END OF PERIOD	$1,148,681	$532,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$40

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Value of preferred stock issued for AAOF capital lease obligations	$85,672	$85,672

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Certain information and footnote disclosures normally included in the Company’s annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim condensed consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on Form 10K on March 31, 2017.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

We have historically incurred losses from operations and we may continue to generate negative cash flows as we implement our business plan. Our condensed consolidated financial statements are prepared using US GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of March 31, 2017, we had cash on hand of $1,148,681 and currently available funds of $3,000,000 under the Dow Facility, which we believe is sufficient to fund our operations through December 2017. We believe that we will need an approximately, additional $1 million to sustain us for the next 12 months for which we have a commitment from a shareholder group to provide in the event we are unable to raise such funds from third parties. Our financial projections show that we may need to raise an additional $15 million or more before we are capable of achieving sustainable cash flow from operations. We intend that the primary means for raising such funds will be through our IPO, the additional $3 million of currently available funds under the Dow Facility, and up to an additional $5 million of proceeds from the Dow Facility after we have raised $10 million of additional equity capital in the period beginning on November 1, 2016. There can be no assurance that we will be able to raise additional equity capital in the IPO or in subsequent equity offerings or that the terms and conditions of any future financings will be workable or acceptable to us and our stockholders.

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

MARCH 31, 2017

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

Inventory

Inventory consists of raw materials, work-in-process and finished goods, all of which are valued at standard cost, which approximates average cost.

The following amounts were included in inventory at the end of the period:
	March 31,	December 31,
	2017	2016
Raw materials	$48,854	$45,964
Finished goods	148,890	160,009
Total	$197,744	$205,973

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. The terms of convertible preferred stock and convertible notes that we issue are reviewed to determine whether or not they contain embedded derivative instruments that are required by ASC 815: “Derivatives and Hedging” to be accounted for separately from the host contract, and recorded at fair value. In addition, freestanding warrants are also reviewed to determine if they achieve equity classification. Certain stock warrants that we have issued did not meet the conditions for equity classification and are classified as derivative instrument liabilities measured at fair value. The fair values of these derivative liabilities are revalued at each reporting date, with the change in fair value recognized in earnings. See Note 5 for additional information.

Fair Value Measurements

The following is a reconciliation of the beginning and ending balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2017 and 2016:

	2017	2016

Balance at January 1	$7,900,249	$8,235,163
Warrants issued with Bridge Financings	—	21,815
Gain recognized in earnings	(154,652)	(89,765)
Balance at March 31	$7,745,597	$8,167,213

NOTE 3 — WARRANTS AND FINANCING AGREEMENTS

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

The Dow Loan is senior to most of our other debt, and is secured by the Company’s assets (Dow is subordinate only to the capital leases with AAOF, see note 9). The loan does not mature until December 1, 2021, (subject to certain mandatory prepayments based on our equity financing activities). Interest is payable beginning January 1, 2017 although we may elect to capitalize interest through January 1, 2019. Dow will receive warrant coverage of one share of common stock for each $40 received by the Company, equating to 20% warrant coverage, with an exercise price of $8.00 per share for the warrants issued at closing with the exercise price of future warrants subject to adjustment if the Company sells shares of common stock at a lower price. As of December 31, 2016, we issued 50,000 warrants to Dow which are exercisable on or before the expiration date of December 1, 2023.

The warrants meet the criteria for classification within stockholders’ equity. The fair value of the warrants was determined using a lattice model with the following inputs: Stock price $7.63, strike price $8.00, equivalent volatility 38.38%, equivalent risk free rate 1.53%. The relative fair value of the warrants totaled approximately $143,146 which was recorded as a debt discount and is being amortized to interest expense over the life of the loan. During the fiscal year ended December 31, 2016, amortization expense of $5,266 was recognized resulting in a carrying value of $1,862,120 for the Dow Loan as of December 31, 2016. As of March 31, 2017, amortization expense of $27,960 was recognized resulting in a carrying value of $1,890,081 for the Dow Loan as of March 31, 2017.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

The Loan entitles Dow to appoint an observer to the Company’s board of directors. They will maintain their observation right until the later of December 1, 2019 or when the amount of principal and interest outstanding under the Loan is less than $5 million.

NOTE 4 — PRIVATE PLACEMENT AND PREEMPTIVE RIGHTS

Private Placement

In April 2015, we commenced a private placement offering of up to $18,000,000 in Series B Units consisting of up to 1,125,000 shares of Series B Preferred Stock and warrants to purchase common stock at an offering price of $16.00 per Series B Unit. As of February 25, 2016, we had sold 266,887 shares of Series B Convertible Preferred Stock and Warrants to purchase 222,262 shares of common stock, for aggregate gross proceeds of $4,270,192.

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

The private placement Series B Unit offering was terminated on February 25, 2016. As a result of our IPO and pursuant to the exchange rights, holders of Series B Preferred Stock received the right to exchange each share of Series B Preferred Stock they owned into two shares of common stock. As of December 31, 2016, all holders of Series B Preferred Stock had exercised their Series B Exchange Rights, and as a result the Company issued 539,974 shares of restricted common stock in exchange for the 269,987 shares of Series B Preferred Stock that had been previously outstanding. All of the previously issued Series B Preferred Stock was cancelled. However, as of March 31, 2017, all of the warrants issued in connection with the Series B Units remain outstanding.

NOTE 5 – DERIVATIVE LIABILITY WARRANTS

The Stock Warrants issued in conjunction with the convertible notes issued in 2013, the equipment financing leases procured in 2013 and 2014, the 2015 private placement transaction and the preemptive rights are derivative liabilities which require re-measurement at fair value each reporting period. Liability classification is required because the conversion price reset protection terms in the underlying Series A Convertible Preferred Stock, and the Exchange Rights are not consistent with the definition for financial instruments indexed only to a company’s own stock. The initial value of the Stock Warrants issued as consideration for the equipment financing leases was recorded as a reduction of the capital lease obligation and is being amortized as part of the effective interest cost on the capital lease obligation (see Note 9).

In 2014 when we entered into financing agreements with Samsung, AAOF and XGS II, we provided our shareholders with preemptive rights to purchase shares of Series A Convertible Preferred Stock for every two shares of Series A Convertible Preferred Stock or Common Stock owned by the shareholder. In addition, for every two preemptive shares purchased, the Company issued the shareholder a warrant to purchase one additional share of Series A Convertible Preferred Stock with the same terms as the warrants issued to AAOF and XGS II.

Also, as part of our private placement in April 2015, shareholders and holders of our convertible notes were provided the right to purchase their pro rata share of any class of stock that the Company sells or issues. The sale of Series B Preferred Stock in the April 2015 offering triggered the preemptive rights resulting in the issuance of shares of Series B Preferred Stock and warrants.

As of March 31, 2017, the total number of Stock Warrants issued due to the preemptive rights offerings was 58,689.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Shares indexed to derivative liabilities as of March 31, 2017 and December 31, 2016 were as follows:

	Type of shares indexed	Exercise Price	Indexed Shares

Warrants issued with Secured Convertible Notes	Series A PS	$6.40	833,333
Warrants issued with equipment financing leases	Series A PS	$6.40	83,333
Warrants issued with Series A preemptive rights	Series A PS	$6.40	56,054
Warrants issued with Series B preemptive rights	Common	$16.00	2,635
Warrants issued with Series B Units	Common	$16.00	222,262
Total shares indexed to derivative liabilities			1,197,617

The following table summarizes the fair value of the derivative liabilities as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31,2016

Warrants issued with Secured Convertible Notes	$6,446,660	$6,554,160
Warrants issued with equipment financing leases	644,668	655,418
Warrants issued with preemptive rights	436,216	443,790
Warrants issued with 2015 Series B Unit private placement	218,053	246,881

Total derivative liabilities	$7,745,597	$7,900,249

The Company estimated the fair value of their warrant derivative liabilities as of March 31, 2017 and December 31, 2016, using a lattice model and the following assumptions:

	March 31, 2017	December 31, 2016
Fair value of underlying stock	$7.63 - $12.64	$7.63 - $12.64
Equivalent risk free interest rate	1.34%- 1.51%	1.27%- 1.46%
Expected term (in years)	5.08- 6.80	5.33- 7.04
Equivalent stock price volatility	36.41%- 36.57%	37.44%- 37.92%
Expected dividend yield	—	—

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

Changes in the fair value of Derivative Liabilities, carried at fair value, are reported as “Change in fair value of derivative liability — warrants” in the Statement of Operations, and were as follows:

	Three months ended March 31,
	2017	2016
Warrants issued with Secured Convertible Notes	$107,500	$75.587
Warrants issued with equipment financing leases	10,750	7,554
Warrants issued with preemptive rights	7,574	5,084
Warrants issued with 2015 private placement	28,828	282
Warrants issued with Bridge Financings	—	1,258
Total Derivative Gain	$154,652	$89,765

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

NOTE 6 — CONVERTIBLE PREFERRED STOCK

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

Series B Convertible Preferred Stock

As of March 31, 2017, 1,500,000 shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), of which none are issued and outstanding. Each share of the Series B Preferred, which has a liquidation preference of $16 per share, is convertible at any time, at the option of the holder, into one share of Common Stock at $16 per share. The Series B Preferred also contains typical anti-dilution provisions that provide for adjustment of the conversion price to reflect stock splits, stock dividends, or similar events. Each share of Series B Preferred is subject to mandatory conversion into common stock at the then-effective Series B conversion rate upon the public listing by the Company of its Common Stock on a Qualified National Exchange. However, the Series B Preferred is not subject to the mandatory conversion until all outstanding Convertible Securities are also converted into common stock.

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

NOTE 7 - INCENTIVE STOCK OPTION PLAN

We have established an incentive stock option plan (the “Plan”) under which the Company may grant key employees and directors options to purchase common stock of the Company at not less than fair market value as of the grant date. Options for up to 600,000 shares may be awarded under the Plan. Each option is exercisable into one share of common stock of the Company. The Plan expires in December 2017. The fair value of the options granted was estimated on the dates of grant using the Black Scholes option-pricing model. As of March 31, 2017, 369,750 option shares have been granted cumulatively. Vesting of the options ranges from immediately to 20% per year, with most options vesting on a straight-line basis over a three or four year period from the date issued. Rights to exercise the options vest immediately upon a change in control of the Company or termination of the employee’s continuous service due to death or disability. The options expire at various dates through October 2023.

NOTE 8 –STOCK WARRANTS

In addition to the warrants described in Note 5, which are accounted for as derivative liabilities, we had 42,694 common stock warrants that were issued in 2012 and prior years which are accounted for as equity instruments. During the period from July 2014 to July 2015, 30,294 of these warrants expired unexercised and 1,400 of the warrants were exercised in May 2015. The remaining 11,000 warrants have exercise prices ranging from $8.00 to $12.00 and expire at various dates through 2027.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

The following table summarizes the warrants outstanding at March 31, 2017, all of which are exercisable:

Date Issued	Expiration Date	Exercise Price	Number of Warrants

7/1/2009	7/1/2019	$8.00	6,000
10/8/2012	10/8/2027	$12.00	5,000
			11,000

NOTE 9 – CAPITAL LEASES

As of March 31, 2017 and December 31, 2016, we have capital lease obligations as follows:

	March 31, 2017	December 31, 2016

Capital lease obligations	$373,698	$449,368
Unamortized warrant discount	(48,952)	(65,595)
Net obligations	324,746	383,773
Short-term portion of obligations	(236,249)	(268,667)

Long-term portion of obligations	$88,497	$115,106

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

NOTE 10 — Customer, Supplier, country, and Product Concentrations

Grants and Licensing Revenue Concentration

Two grantors accounted for 94% and 6% respectively of total grant revenue in the first quarter of 2017. During the first quarter of 2016, one grantor accounted for 100% of the revenue. The company's licensing revenue in the first quarter of both 2017 and 2016 came from one licensor.

Product Concentration

During the first quarter of 2017, we had concentrations of product revenue from only one product that was greater than 10% of total product revenues. Revenue from one of the Company's graphene nanoplatelets materials, Grade C 500 m2/g, was 29%. During the first quarter of 2016, we had concentrations of revenue from three products that were each greater than 10% of total revenue, Grade M 15um was 26%, Grade C 750 m2/g was 11% and Grade R 10um as 10%. We attempt to minimize the risk associated with product concentrations by continuing to develop new products to add to our portfolio.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

Customer Concentration

During the first quarter of 2017, we had two customers whose purchases accounted for 29% and 22% of total product revenues. During the first quarter of 2016 we had another customer that represented 27% of total product revenues. At March 31, 2017 there were two customers who each had an accounts receivable balance greater than 10% of our total outstanding receivable balance, at March 31, 2016 there was only one customer who had an accounts receivable balance greater than 10% of our total outstanding balance.

Country Concentration

We sell our products on a worldwide basis. International revenues during the first quarter of 2017 were 40% as compared with 77% during the first quarter of 2016. All of these sales are denominated in U.S. dollars.

Two countries, the United Kingdom and South Korea accounted for approximately 24% and 16%, respectively, of total product revenue during the quarter ended March 31, 2017. During the first quarter of 2016, three countries, Germany, Japan and South Korea accounted for approximately 11%, 13% and 33%, respectively, of total product revenue.

Suppliers

We buy raw materials used in manufacturing from several sources. These materials are available from a large number of sources. A change in suppliers has no material effect on the Company’s operations. We did not have any purchases to one supplier that was more than 10% of total purchases in the quarters ended March 31, 2017 and 2016.

NOTE 11 - RELATED PARTY TRANSACTIONS

We have a licensing agreement for exclusive use of patents and pending patents with Michigan State University (“MSU”), a shareholder of the Company via the MSU Foundation. During the three months ended March 31, 2017 and 2016 we incurred expenses of $12,500 and $12,500, respectively. We have also entered into product licensing agreements with certain other shareholders. No royalty revenue or expenses have been recognized related to these agreements during the three months ended March 31, 2017 and 2016.

Beginning in 2014, POSCO Corporation (“POSCO”), one of our shareholders, has a contractual obligation to pay us a minimum of $100,000 per year to license certain technologies we license from MSU. This obligation is due annually on February 28 of the following year. We record this license revenue at a rate of $25,000 per quarter. POSCO is disputing that they are obligated to pay the royalties. A petition for arbitration has been filed for this matter by the Company on March 9, 2016. On July 7, 2016 we received a letter from the International Court of Arbitration and they have assigned an arbitrator to the case. No assessment or decision has made by the arbitrator as of the filing date of these financial statements. An allowance in the amount of $162,500 and $150,000 were recorded at March 31, 2017 and December 31, 2016, respectively, to reflect an estimate of the portion of the 2017, 2016, 2015 and 2014 royalties that we believe may not be collectible. The accrued royalty and allowance are netted together and reflected in other current assets on the condensed consolidated balance sheet.

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

The Bridge Financings discussed in Note 3 above included loans from entities controlled by existing shareholders. Three of these shareholders are also directors of the Company. In conjunction with these short-term borrowings, the Company issued Warrants (see also discussed in Note 5).

During the quarters ended March 31, 2017 and 2016 we issued 28,560 and 28,560 shares, respectively, of Series A Preferred stock to AAOF as payment for lease financing obligations under the terms of the Master Agreement.

NOTE 11 – SUBSEQUENT EVENTS

During the period from April 1 through May 8, 2017, we received common stock proceeds of $577,800 for the sale of 72,225 shares.

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

We believe the unique properties of graphene and graphene nanoplatelets will enable numerous new product applications and the market for such products will quickly grow to be a significant market opportunity. Our business model is to design, manufacture and sell advanced materials we call xGnP® graphene nanoplatelets and value-added products based on these nanoplatelets. We currently have hundreds of customers trialing our products for numerous applications, including, but not limited to lithium ion batteries, lead acid batteries, thermally conductive adhesives, composites, thermal transfer fluids, supercapacitors, thermal shielding and heat transfer, inks and coatings, printed electronics, construction materials, cement, and military uses. We believe our proprietary processes have enabled us to be a low-cost producer of high quality, graphene nanoplatelets and value-added products containing graphene nanoplatelets and that we are well positioned to address a wide range of end-use applications.

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

Energy Storage Materials. These consist of specialty advanced materials that have been formulated for specific applications in the energy storage segment. Chief among these is our proprietary, specially formulated silicon-graphene composite material (also referred to as “SiG” or “XG SiG®”) for use in lithium-ion battery anodes. XG SiG® targets the never-ending need for higher battery capacity and longer life. In several customer trials, our SiG material has demonstrated the potential to increase battery energy storage capacity by 3-5x what is currently available with conventional lithium ion batteries today. Additionally, we offer various bulk materials for use as conductive additives for cathodes and anodes in lithium-ion batteries, as an additive to anode slurries for lead-carbon batteries, and we are investigating the use of our materials as part of other battery components.

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

XGS Market/Application Focus Areas & 2018 Market Size

(1)	Avicenne Energy, “The Worldwide Rechargeable Battery Market 2014 – 2025”, 24th Edition — V3, July 2015.

(2)	Avicenne Energy, “The Worldwide Rechargeable Battery Market 2014 – 2025”, 24th Edition — V3, July 2015 & Internal Estimates.

(3)	ArcActive via Nanalyze, April 3, 2015.

(4)	ArcActive via Nanalyze, April 3, 2015 & Internal Estimates.

(5)	Future Markets Insights, “Consumer Electronics Market: Global Industry Analysis and opportunity Assessment 2015 – 2020”, May 8, 2015.

(6)	Prismark, “Market Assessment: Thin Carbon-Based Heat Spreaders”, August 2014.

(7)	Reporterlink.com, “Semiconductor & IC Packaging Materials Market…”, May 2014.

(8)	Prismark, 2015.

(9)	Grand View Research, “Global Plastics Market Analysis…”, August 2014.

(10)	From (9) and internal estimates: 2018 = 305 million tons of plastic, if 10% of the market adopted xGnP to enhance their properties, and at only 1% by weight as an additive, then in 2018 305,000 tons or 305,000,000 kilos of xGnP would be required. At $30 a Kg - the value is $9.1 Bn per year.

Commercialization Process

Because graphene is a new material, most of our customers are still developing applications that use our products. Commercialization is a process, the exact timing of which is often difficult to predict. It starts with our own internal R&D to validate performance for an identified market or customer-specific need. Our customers then validate the performance of our materials and determine whether our products can be incorporated into their manufacturing processes. This is initially done at the pilot scale. Our customers then have to introduce products that incorporate our materials to their own customers to validate performance. After their customers have validated performance, our customers will then move to commercial scale production. Every customer goes through the same process, but will do so at varying speeds, depending on the customer, the product and the end-use market. Thus, we are not always able to predict when our customers will begin ordering commercial volumes of our materials or their expected volumes over time. However, as customers move through the process, we generally receive feedback and gain greater insights regarding their commercialization plans. The following are recent examples of where our products are providing value to our customers at levels that we believe will warrant their use on a commercial basis (see also exhibit 99.1 to Post-Effective Amendment No. 5 to our Existing Registration Statement for our Summary Customer Pipeline validating the value of our products in various end-use markets and applications):

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

The process of “designing-in” new materials is relatively complex and involves the use of relatively small amounts of the new material in laboratory and engineering development for an extended period of time. Following successful development, we believe customers that incorporate our materials into their products will then order much larger quantities of material to support commercial production. Although, our customers are under no obligation to report to us on the usage of our materials, some have indicated that they have introduced or will soon introduce commercial products that use our materials. Thus, while many of our customers are currently purchasing our materials in kilogram (one or two pound) quantities, we believe many will require tons or even hundreds of tons of material when they commercialize products that incorporate our materials. We believe that those customers already in production will increase their order volume as demand increases and others will begin to move into commercial volume production as they gain more experience in working with our materials and engage new customers. For example, we shipped a 1 ton order in Q4 2016 to a customer who is currently moving into larger scale production and had previously used smaller quantities. We shipped another 1 ton order in Q1 2017 to a second customer who is also anticipating moving into larger scale production. The average order size for fulfilled orders (excluding no charge orders) has increased steadily over the last two years and we believe that it will continue to increase in 2017 and 2018 as more customers commercialize products using our products. The average order size in Q1 2017 is lower because variability measured quarter to quarter does fluctuate when measuring this ratio in our early stages of commercial operations. As mentioned, we do expect this average to increase over time as our sales activity increases.

Average Order Size of Fulfilled Orders

2017 and 2018 Revenue

We are tracking the commercial and development status of more than 100 different customer applications using our materials with some customers pursuing multiple applications. As of March 31, 2017, we had thirteen specific customer applications where our materials are incorporated into our customer’s products and they are actively selling them to their customers or actively promoting them for future sales. In addition, we have another ten customer applications where our customers have indicated that they expect to begin shipping product incorporating our materials in the next 3 – 6 months, and have another thirteen customer applications where our customers have indicated an intent to commercialize in the next 6 – 9 months. We also have tens of customers with whom we are working that have not yet indicated an exact date for commercialization, but we believe have the potential to contribute to revenue in 2017. The following graphic demonstrates the trend over the past 3 quarters as increasingly more customers indicate their intent to commercialize and move into actively selling or promoting products for future sales. We anticipate that the average order size for these customers will increase in 2017 as their demand grows. As a result, we believe we will begin shipping significantly greater quantities of our products, and thus begin scaling revenue in 2017 and 2018. Based on the status of current discussions with customers and their feedback on the performance of our materials in their products, we believe we will be able to recognize approximately $5 – 10 million of revenue in 2017 and approximately $20 – $30 million of revenue in 2018.

(a)	Customer applications where our materials are used in customer products and they are actively selling them to their customers or actively promoting them for future sales.

(b)	Customer applications where our customers are indicating that they expect to begin shipping products incorporating our materials in the next 3-6 months.

(c)	Customer applications where our customers are indicating an intent to commercialize in the next 6-9 months.

Additional 10’s of customers demonstrating efficacy and moving through qualification process.

Addressable Markets

The markets that we serve are large and rapidly growing. For example, as shown in the figure below, Avicenne Energy(1) estimates that the market for materials used in lithium ion battery anodes is currently approximately $1 billion, but is expected to approximately double over the next ten years. We believe our ability to address next generation anode materials represents a significant opportunity for us.

According to Prismark Partners, LLC, a leading electronics industry consulting firm specializing in advanced materials, the 2014 market for finished graphitic heat spreaders as sold to the OEM and EMS companies with adhesive, PET, and/or copper backing for selected portable applications was $600 million, and is expected to reach $900 million in 2018. The market is currently in a significant expansion period driven by the demand for portable devices. In a press release dated March 31, 2016, Gartner, Inc., a leading research organization, estimated the 2016 global smartphone market at 1.9 billion units and worldwide combined shipments of devices (PC’s, tablets, ultraphones and mobile devices are expected to reach 2.4 billion units in 2016). Every cell phone has some form of thermal management system, and we believe many of the new smart phones and other portable devices being developed can benefit from the thermal management properties of our XG Leaf® product line. In August 2016, International Data Corporation (IDC) in their Worldwide Quarterly Tablet Tracker, estimated the global shipment of tablets in 2016 at 183.4 million units. Thus, we believe our XG Leaf® product line is well positioned to address a very large and rapidly growing market.

Our Intellectual Property

Some of our proprietary manufacturing processes were developed at Michigan State University (MSU) and licensed to us in 2006. We licensed three U.S. patents and patent applications from MSU. However, over time, our scientists and engineers have made many further discoveries and inventions that are embodied in the form of (and as of March 31, 2017): five additional U.S. patents, three China patents, one Taiwan patent, 17 additional U.S. patent applications, and numerous trade secrets. For each patent application filed in the U.S., we make a determination on the nature and value of the patent. For many of the applications filed in the U.S., additional filings are made in other countries such as the European Union, Japan, South Korea, China, Taiwan or other applicable countries. As of March 31, 2017, the Company maintains 38 international patent applications. These filings and analyses are made on a case-by-case basis. Typically, patents that are defensive in nature are not filed abroad, while those that are protective of active XGS products or applications are filed in relevant countries abroad. Our general IP strategy is to keep as trade secrets those manufacturing processes that are difficult to enforce should they be disclosed and to seek patent coverage for other manufacturing processes, materials derived from those processes, unique combinations of materials and end uses of materials containing graphene nanoplatelets. We believe that the combination of our rights under the MSU license, our patents and patent applications, and our trade secrets create a strong intellectual property position.

Operating Segment

We have one reportable operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, conducts research on graphene nanoplatelets and related products, and licenses our technology as appropriate. As of March 31, 2017, we shipped products on a worldwide basis, but all of our assets were located within the United States.

Results of Operations for the Three Months Ended March 31, 2017 Compared with the Three Months Ended March 31, 2016

The following table summarizes the results of our operations for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,		Change 2016 – 2017
	2017	2016	$	%
Total Revenues	$282,189	$106,052	176,137	166.1
Cost of Goods Sold	487,920	375,748	112,172	29.9
Gross Loss	(205,731)	(269,696)	63,965	23.7
Research & Development Expense	263,564	216,350	47,214	21.8
Sales, General & Administrative Expense	996,587	1,096,220	(99,633)	(9.1)
Total Operating Expense	1,260,151	1,312,570	(52,419)	(4.0)
Operating Loss	(1,465,882)	(1,582,266)	116,384	7.4
Other Income (Expense)	98,333	30,117	65,423	217.2
Net Loss	$(1,370,342)	$(1,552,149)	181,807	11.7

Revenues

Revenues for the three months ended March 31, 2017 and 2016, by category, are shown below.

	For the Three Months Ended March 31,		Change 2016 – 2017
	2017	2016	$	%
Product Sales	$157,700	$59,742	97,958	164.0
Grants	99,489	21,310	78,179	366.9
Licensing Revenues	25,000	25,000	0	0.0
Total	$282,189	$106,052	176,137	166.1

Product sales consist of two broad categories: (1) material sold to customers for research or development purposes; and (2) production orders for customers. Typically, the order sizes for the first category are relatively small, however we expect orders in the second category to be much larger in the future. For the three months ended March 31, 2017, product sales were up $97,958, or 164%. The main reason for the increase was customers moving through development programs towards commercialization, requiring larger quantities of our materials for advanced testing and pilot production activities. We believe that those customers already in production will increase their order volume as demand increases and others will begin to move into commercial volume production as they gain more experience in working with our materials and engage new customers. As a result of this movement, we filled a one ton order in Q1 2017 from a customer who is anticipating moving into larger scale production. The table below shows a comparison of product sales by product line.

Product Sales Summary

	For the Three Months Ended March 31,		Change 2016 – 2017
	2017	2016	$	%
Product
xGnP® Bulk Material	$147,004	$47,450	99,553	209.8
Battery Anode Materials (XG SiG™)	6,300	6,550	(250)	(3.8)
XG Leaf®	1,272	1,617	(345)	(21.3)
Inks and Coatings	3,124	4,125	(1,001)	(24.3)
Total	$157,700	$59,742	97,958	164.0

We ship our products from our Lansing manufacturing facilities to customers around the world. During the first three months ended March 31, 2017, we shipped materials to customers in 20 different countries, versus 19 countries in 2016. Shipments to two countries other than the United States accounted for more than 10% of product revenues during the first three months ended March 31, 2017 and only one country in 2016. Those countries, South Korea and the United Kingdom accounted for approximately 40% of total product revenues during the first three months ended March 31, 2017 and South Korea accounted for 39% of total product revenues during the first three months ended March 31, 2016.

Order Summary

The table below shows a comparison of domestic and international orders fulfilled, excluding no charge orders. The table also includes the average order size for product sales reflected in our Statement of Operations. These numbers indicate that our customer base remains active with development or research projects that use our materials and the breadth of our geographic coverage. The average order size for the product revenue reflected in our statement of operations during the first three months ended March 31, 2017 increased by 168% as compared to the same period in 2016. Although the average size of these orders is still relatively small, we are encouraged that the trend is increasing. The current average order size indicated that most of our orders are for R&D and development activity. For example, we shipped a one ton order in Q4 2016 to a customer who is currently moving into larger scale production and we shipped another one ton order in Q1 2017 to a second customer who is also anticipating moving into larger scale production, both of which had previously used smaller quantities during their design stage. We expect that our average order size will begin to increase significantly once our customers continue to commercialize products that incorporate our materials within them and existing customers ramp up production volume.

	For the Three Months Ended March 31,		Change 2016 – 2017
	2017	2016		%
Number of orders – domestic	30	28	2	7.1
Number of orders – international	41	44	(3)	(6.8)
Number of orders – total	71	72	(1)	(1.4)
Average order size – $	$2,221	$830	$1391	167.7

Grant Revenue

Grant revenues of $99,489 during the first three months ended March 31, 2017 consisted of proceeds from sources as shown in the table below. During the first quarter, the main source of grant revenue in both 2017 and 2016 came from DOE. In June 2016, a $150,000, nine month, DOE Phase I Small Business Innovation Research grant was awarded to develop and demonstrate a composite anode material that delivers improved capacity retention during full Lithium-ion battery charge to further the nation’s energy strategy to reduce reliance on fossil fuels and improve the environment. As of the grant expiration date of March 14, 2017, $149,979 had been billed against it. The grant is considered billed in full and completed. The table below shows the components of grant revenue.

	For the Three Months Ended March 31,
	2017	2016
US Department of Energy Grant	$93,747	$21,310
Daimler / University of Michigan	5,742	—
Total	$99,489	$21,310

Licensing Revenue

Licensing revenues during the first three months ended March 31, 2017 and 2016 were accrued based on minimum royalty payments from a production license granted in 2011, which stipulates a minimum of $100,000 in royalties are due to XGS starting in 2014 and annually thereafter. These revenues are being accrued at the rate of $25,000 per quarter. However, a dispute has arisen regarding interpretation of the licensing agreement, so we reserved half of these revenues as a potential bad debt, this expense is included in selling, general, and administrative expenses. The net amount, $12,500 per quarter is the net result included in our statement of operations.

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

The following table shows the relationship of direct costs to product sales for the three months ended March 31, 2017 and 2016:

Gross Profit Summary

	For the Three Months Ended March 31,		Change 2016 – 2017
	2017	2016	$	%
Product Sales	$157,700	$59,742	97,958	164.0
Direct Costs	116,770	32,032	84,738	264.5
Direct Cost Margin	40,930	27,710	13,220	47.7
% of Sales	26.0%	46.4%

Unallocated Manufacturing Expense	371,150	343,716	27,434	8.0
Gross Loss on Product Sales	$(330,220)	$(316,006)	(14,214)	4.5
% of Sales	(209.4)%	(529.4)%

We believe that the fluctuations in gross loss on product sales and direct cost from period to period are not indicative of overall performance or of future margins because of the relatively small size of our sales in comparison to our future expectations. Direct costs vary depending on the size of an order, the specific products being ordered, and other factors like shipping destination (which on small orders can represent a significant percentage of the cost). For Q1 2017 the direct margin of 26% is lower because of a large one ton order we sold to a customer below cost for strategic reasons.

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

For the three months ended March 31, 2017, unallocated manufacturing expenses increased by 8% to $371,150 as compared to $343,716 during the same period in 2016, an increase of $27,434. In the current year we have incurred some higher levels of manufacturing overhead expense as we prepare for anticipated volume increases.

Research and Development Expenses

Research and Development expenses for the three months ended March 31, 2017 increased by 22% to $263,564 as compared to $216,350 for the three months ended March 31, 2016. The increase of $47,214 is largely due to the addition of a lab technician, an increase in utility costs, and additional expenses to work on and complete the DOE Phase I SBIR grant. The increased utility costs represent a change the landlord made to install a dedicated utility meter to the space we occupy. Previously all the tenants in the building split the utilities using a proration calculated as the percentage of square feet occupied, now we are charged on actual usage.

Sales, General and Administrative Expenses

During the first three months ended March 31, 2017 we incurred selling, general and administrative expenses (SGA) of $996,587. This is a decrease of approximately $99,633 or 9% from the same period in 2016. For the three months ended March 31, 2017 compensation and related expenses of $626,055 accounted for approximately 63% of the total SGA expenses as compared to $621,811 or 57% for the three months ended March 31, 2016. During the first quarter of 2017, compensation related expenses remained relatively the same from the same period in 2016. Overall SGA decreases in the first quarter of 2017 were largely driven by continued cost containment measures adopted in prior years and maintained. As we continue to grow and gain traction in the marketplace our SGA expenses will fluctuate but should stabilize and become more fixed in nature as we achieve economies of scale.

Other Income (Expense)

The following table shows a comparison of other income and expense by major expense component for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,		Change 2016 – 2017
	2017	2016	$	%
Incentive Refund & Interest Income	$368	$24,153	(23,785)	(98.5)
Interest Expense	(59,480)	(83,801)	24,321	(29.0)
Gain (loss) from change in fair value of derivative liability – warrants	154,652	89,765	64,887	72.3
Total	$95,540	$30,117	65,423	217.2

Cash Flow Summary

The following condensed cash flow statement compares cash flow from operating, investing, and financing activities for the three months ended March 31, 2017 and 2016. Net cash used by operating activities stayed stable decreasing only 1% during the three months ended March 31, 2017 as compared to the same period in 2016.

	For the Three Months Ended March 31,		Change 2016 – 2017
	2017	2016	$	%
Cash, beginning of period	$1,785,343	$1,060,224	725,119	68.4
Net Cash provided (used) by:
Operating activities	(1,007,570)	(1,017,615)	9,875	(1.0)
Investing Activities	(241,433)	(38,709)	(202,724)	523.7
Financing Activities	612,512	528,591	83,921	15.9
Net increase (decrease) in cash	(636,661)	(527,733)	(108,928)	20.6
Cash, end of period	$1,148,681	$532,491	616,191	115.7

Investing activities for the three months ended March 31, 2017 included net capital expenditures for the purchase of property and equipment of $203,664 and $37,769 for intellectual property as compared with $13,873 for property and equipment and $24,836 for intellectual property during the same period in 2016. These levels of capital expenditures are higher as we have begun to update and install equipment necessary to  increase production capacity to meet anticipated customer orders for those customers who are moving into larger scale production.

Financing activities provided a net increase in cash of $612,512 and $528,591 during the first quarters in 2017 and 2016, respectively. For the first three months ended March 31, 2017 gross proceeds from the issuance of common stock was $774,408 and stock issuance expenses were $157,021. During the three first months ended March 31, 2016 financing proceeds from short-term promissory notes totaled $530,000. There were no proceeds from the sale of common stock for the three months ended March 31, 2016 (our IPO became effective April 13, 2016).

Liquidity and Capital Expenditures

As of March 31, 2017, we had cash on hand of $1,148,681 and currently available funds of $3,000,000 under the Dow Facility, which we believe is sufficient to fund our operations through December 2017. We believe that we will need an approximately, additional $1 million to sustain us for the next 12 months for which we have a commitment from a shareholder group to provide in the event we are unable to raise such funds from third parties. Our financial projections show that we may need to raise an additional $15 million or more before we are capable of achieving sustainable cash flow from operations. We intend that the primary means for raising such funds will be through our IPO, the additional $3 million of currently available funds under the Dow Facility, and up to an additional $5 million of proceeds from the Dow Facility after we have raised $10 million of additional equity capital in the period beginning on November 1, 2016. There can be no assurance that we will be able to raise additional equity capital in the IPO or in subsequent equity offerings or that the terms and conditions of any future financings will be workable or acceptable to us and our stockholders.

Critical Accounting Estimates

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2016 (The financial statements are also included in Post-Effective Amendment No. 5, of our Existing Registration Statement on Form S-1 which became effective April 14, 2017).

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. At the conclusion of the period ended March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Principal Executive Officer/Principal Financial Officer concluded that as of March 31, 2017, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Principal Executive Officer/Principal Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2017 and December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 2013. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2017 and December 31, 2016 for the following reasons:

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

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

3.1	Second Restated Bylaws dated March 3, 2017	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on March 3, 2017

10.1	Form of Subscription Agreement for Primary Offering	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on April 13, 2017

10.2	Employment Agreement, dated March 22, 2017, by and between XG Sciences, Inc. and Bamidele Ali	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on March 28, 2017

31.1	Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*	Filed herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

XG SCIENCES, INC.

Dated: May 8, 2017	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer, President, Treasurer, Principal Executive Officer and Principal Financial Officer

Dated: May 8, 2017	By:	/s/ Corinne Lyon
	Name:	Corinne Lyon
	Title:	Controller and Principal Accounting Officer

