Form 10-K/A
period 2016-12-31
XG SCIENCES INC
filed 2018-03-26
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company, and whether the registrant is an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7,462,352, based on the price at which the common equity was last sold (i.e., $8.00 per share).

The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of March 31, 2017 was 1,981,650.

 Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends XG Sciences, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission on March 31, 2017 (the “Original Filing”) for the purpose of correcting a scrivener’s error with respect to the signature page thereto. Amendment No. 1 speaks as of the date of the Original filing, does not reflect events that may have occurred after the date of the Original 10-K and does not modify or update in any way the disclosures made in the Original 10-K, except as described above. Amendment No. 1 should be read in conjunction with the Original 10-K and with the Company's subsequent filings with the SEC. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	First Amendment to the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, dated November 20, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.2	Second Restated Bylaws dated March 3, 2017	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.3	Certificate of Designations of Series B Convertible Preferred Stock, effective September 9, 2015	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.4	First Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock, effective August 18, 2016	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on January 10, 2017

4.1	Warrant to Purchase 5,000 Shares of Common Stock, dated October 8, 2012, issued by XG Sciences, Inc. to Michael R. Knox, together with Notice and Certificate of Adjustment to Warrant, dated August 21, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.2	Warrant to Purchase 833,333 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to Aspen Advanced Opportunity Fund, LP	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.3	Warrant to Purchase 83,333 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to XGS II, LLC	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.4	Warrant to Purchase 100,000 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to SVIC No. 15 New Technology Business Investment L.L.P.	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.1	Form of Warrant for Series B Unit Offering	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.2	Form of December Note for December Placement	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.3	Form of December Warrant for December Placement	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.4	Form of Subscription Agreement for December Placement	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.5	Form of Subscription Agreement for Primary Offering	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on April 5, 2016

10.6	First Amendment to Shareholder Agreement, dated February 26, 2016	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on March 1, 2016

10.7	Draw Loan Note and Agreement, dated as of December 7, 2016, by and between the Company and Dow	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 9, 2016

14	Code of Ethics	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

21	Subsidiary	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on March 1, 2016

31.1	Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*	Furnished herewith

101. INS	XBRL Instance Document	Incorporated by reference to the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Incorporated by reference to the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Incorporated by reference to the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017

101. LAB	XBRL Taxonomy Label Link base Document	Incorporated by reference to the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017

101. PRE	XBRL Extension Presentation Link base Document	Incorporated by reference to the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017

101. SCH	XBRL Taxonomy Extension Scheme Document	Incorporated by reference to the Company’s annual report on Form 10-K filed with the SEC on March 31, 2017

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XG SCIENCES, INC.

Dated: March 26, 2018	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer, President, Treasurer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip L. Rose	Chief Executive Officer, President, Treasurer, Director,	March 26, 2018
Philip L. Rose	Principal Executive Officer and Principal Financial Officer

/s/ Corinne Lyon	Controller and Principal Accounting Officer	March 26, 2018
Corinne Lyon

/s/ Arnold A. Allemang	Chairman of the Board	March 26, 2018
Arnold A. Allemang

/s/ Steven C. Jones	Director	March 26, 2018
Steven C. Jones

/s/ Dave Pendell	Director	March 26, 2018
Dave Pendell

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to its Noteholders. The registrant will not be sending an annual report or proxy material to its Noteholders subsequent to the filing of this form.

3