Form 10-K
period 2017-12-31
XG SCIENCES INC
filed 2018-04-02
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2017

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,940,528, based on the price at which the common equity was last sold (i.e., $8.00 per share).

The number of shares outstanding of the registrant’s Common Stock, no par value per share, as of April 2, 2018 was 2,555,275.

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

These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth on beginning on page 13 under the section entitled “Risk Factors” herein.

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

Our Customers

We sell products to customers around the world and have sold materials to over 1,000 customers in 47 countries since 2008. Some of these customers are research organizations and some are commercial organizations. Our customers have included well-known automotive and OEM suppliers around the world (Ford, Johnson Controls, Magna, Honda Engineering) world-scale lithium ion battery manufacturers in the US, South Korea and China (Samsung SDI, LG Chemical, Lishen, A123) and diverse specialty material companies (3M, BASF, Henkel, Dow Chemical, DuPont) as well as leading research centers such as Lawrence Livermore National Laboratory and Oakridge National Laboratory. We have also licensed some of our base manufacturing technology to other companies and we consider technology licensing a component of our business model. Our licensees include POSCO, the fourth largest steel manufacturer in the world by volume of output, and Cabot Corporation (“Cabot”), a leading global specialty chemicals and performance materials company. These licensees further extend our technology through their customer networks. Ultimately, we expect to benefit from royalties on sales of xGnP® nanoplatelets produced and sold by our licensees. As can be seen in the below bar chart, the cumulative number of customers has steadily grown over the last ten years.

 Cumulative Customers, by Year

We believe average order size is an indicator of commercial traction. The majority of our customers are still ordering in smaller quantities consistent with their development and engineering qualification work. As can be seen in the chart below, our quarterly average order size was relatively modest until 2017, when a number of customers reached commercial status with different product applications. These data represent orders shipped in the respective quarter and exclude no charge orders targeted mainly for R&D purposes. The data show that the average order size has increased steadily over the last two years, and we believe that it will continue to increase in in 2018 as more customers commercialize products using our materials. As a result of this increasing order size, in 2017 our customer shipments increased by over 600% to almost 18 metric tons of products from the 2.5 metric tons shipped in 2016.

Average Order Size of Fulfilled Orders

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

Composites. These consist of compositions of specially designed xGnP® graphene nanoplatelets formulated in pre-dispersed mixtures that can be easily dispersed in various polymers. Our integrated composites portfolio includes pre-compounded resins derived from a range of thermoplastics as well as mother batches of resins and xGnP® nanoplatelets and their combination with resins and fibers for use in various end-use applications that may include industrial, automotive and sporting goods and which have demonstrated efficacy in standard injection molding, compression molding, blow molding and 3-D processes, to name but a few. In addition, we offer various bulk materials with demonstrated efficacy in plastic composites to impart improved physical performance to such matrices, which may be supplied as dry powders or as aqueous or solvent-based dispersions or cakes. We have also targeted use of our graphene nanoplatelets as an additive in cement mixtures, which we believe results in improved barrier resistance, durability, toughness and corrosion protection. Our GNP® Concrete Additive promotes the formation of more uniform and smaller grain structure in the cement. This fine-grain and uniform structure gives concrete improvements in flexural and compressive strength. In addition, the embedded graphene nanoplatelets will stop cracks from forming and retard crack propagation, should any cracks form – the combination of which will improve lifetime and durability of cement.

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

Inks and Coatings. These consist of specially-formulated dispersions of xGnP® together with solvents, binders, and other additives to make electrically or thermally conductive products designed for printing or coating and which are showing promise in diverse customer applications such as advanced packaging, electrostatic dissipation and thermal management. We also offer a set of standardized ink formulations suitable for printing. These inks offer the capability to print electrical circuits or antennas and may be suitable for other electrical or thermal applications as well. All of these formulations can be customized for specific customer requirements.

Thermal Management Materials. These consist mainly of two types of products, our XG Leaf® sheet products and various thermal interface materials (“TIM”) in the form of custom greases or pastes. XG Leaf® is a family of sheet products ideally suited for use in thermal management in portable electronics, which may include cell phones, tablets and notebook PC’s. As these devices continue to adopt faster electronics, higher data management capabilities, brighter displays with ever increasing definition, they generate more and more heat. Managing that heat is a key requirement for the portable electronics market and our XG Leaf® product line is well suited to address the need. These sheets are made using special formulations of xGnP® graphene nanoplatelets as precursors, along with other materials for specific applications. There are several different types of XG Leaf® available in various thicknesses, depending on the end-use requirements for thermal conductivity, electrical conductivity, or resistive heating. Our custom XG TIM® greases and pastes are also designed to be used in various high temperature environments. Additionally, we offer various bulk materials for use as active components in liquids, coatings and plastic composites to impart improved thermal management performance to such matrices.

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

XGS Market/Application Focus Areas & 2018 Market Size

(1) Avicenne Energy, “The Worldwide Rechargeable Battery Market 2014 - 2025”, 24th Edition - V3, July 2015.
(2) Avicenne Energy, The Battery Show; Novi, MI; September 2017.
(3) Avicenne Energy, The Battery Show; Novi, MI; September 2017. & Internal Estimates.
(4) ArcActive via Nanalyze, April 3, 2015.
(5) ArcActive via Nanalyze, April 3, 2015 & Internal Estimates.
(6) Future Markets Insights, “Consumer Electronics Market: Global Industry Analysis and opportunity Assessment 2015 - 2020”, May 8, 2015.
(7) Prismark, “Market Assessment: Thin Carbon-Based Heat Spreaders”, August 2014.
(8) Reporterlink.com, “Semiconductor & IC Packaging Materials Market…”, May 2014.
(9) Prismark, 2015.
(10) Grand View Research, “Global Plastics Market Analysis…”, August 2014.
(11) From (10) and internal estimates: 2018 = 305 million tons of plastic, if 10% of the market adopted xGnP® to enhance their properties, and at only 1% by weight as an additive, then in 2018 305,000 tons or 305,000,000 kilos of xGnP® would be required. At $30 a Kg - the value is $9.1 Bn per year.

Commercialization Process

Because graphene is a new material, most of our customers are still developing applications that use our products. Commercialization is a process, the exact timing of which is often difficult to predict. It starts with our own internal R&D to validate performance for an identified market or customer-specific need. Our customers then validate the performance of our materials and determine whether our products can be incorporated into their manufacturing processes. This is initially done at pilot production scale levels. Our customers then have to introduce products that incorporate our materials to their own customers to validate performance. After their customers have validated performance, our customers will then move to commercial scale production. Every customer goes through the same process, but will do so at varying speeds, depending on the customer, the product application and the end-use market. Thus, we are not always able to predict when our customers will begin ordering commercial volumes of our materials or predict their expected volumes over time. However, as customers move through the process, we generally receive feedback and gain greater insights regarding their commercialization plans. The following are examples of where our products are providing value to our customers at levels that are either in commercial production or we believe will warrant their use on a commercial basis:

●	Callaway Golf Company incorporated our graphene nanoplatelets into the outer core of their Chrome Soft golf balls, resulting in a new class of golf ball that enables higher driving speeds, greater distance and increased control, which is allowing Calloway to command a premium price for their golf balls in the marketplace, and

●	Lead acid battery manufacturer demonstrating approximately 90% improvement in measured cycle life, appreciable improvement in capacity and charge acceptance and without any loss in water retention performance, and

●	Light emitting diode module and product company demonstrated approximately 50% improvement in thermal management capability when compared to existing commercial thermal management products, translating into a 15% improvement in thermal management at the device level, and

●	Automotive parts supplier demonstrating improvements in thermal stability for polymer composites incorporating our materials, allowing for approximately 20% higher operating temperatures, a 50% improvement in strength at the elevated temperature and a 17% improvement in noise and vibration isolation, and

●	Industrial refrigeration equipment supplier demonstrating improved heat transfer efficiency and energy savings when our xGnP® graphene nanoplatelets are incorporated as a component in the thermal-transfer fluids, and

●	Construction company demonstrating less than one weight percent of our product in construction material composites improves flexural strength by more than 30%, and

●	Plastics composite part manufacturer demonstrating 7-30% improvement in strength and 40% improvement in modulus when used in sheet molding compound, and

●	Engineering design firm for automotive manufacturers found approximately 20% reduction in operating temperature and in thermal uniformity when XG Leaf® replaces standard cooling fins in lithium ion battery packs, and

●	Plastic composite parts manufacturer demonstrating 25% increase in tensile strength and 15% improvement in flex modulus for a high-density polyethylene composite.

The process of “designing-in” new materials is relatively complex and involves the use of relatively small amounts of the new material in laboratory and engineering development for an extended period of time. Following successful development, customers that incorporate our materials into their products will then order much larger quantities of material to support commercial production. Although our customers are under no obligation to report to us on the usage of our materials, some have indicated that they have introduced or will soon introduce commercial products that use our materials. Thus, while many of our customers are currently purchasing our materials in kilogram (one or two pound) quantities, some are now ordering at multiple ton quantities and we believe many will require tens of tons or even hundreds of tons of material when they commercialize products that incorporate our materials. We also believe that those customers already in production will increase their order volume as demand increases and others will begin to move into commercial volume production as they gain more experience in working with our materials and engage with their customers. For example, we shipped a 1 metric ton order in the fourth quarter of 2016 to a customer who is currently moving into larger scale production and had previously used smaller quantities. In the first half of 2017 we shipped 3.4 metric tons of product for various end-use customers and in the second half of 2017 we shipped just shy of 14 metric tons and we received orders in the fourth quarter that exceeded capacity. This demand profile is further evidence that we are transitioning into higher-volume production. Based on customer forecasts and management estimates, we expect to ship from 100 to 200 metric tons in 2018.

2018 Expected Revenue

We are tracking the commercial and development status of more than 75 different customer applications using our materials with some customers pursuing multiple applications. As of December 31, 2017, we had sixteen specific customer applications where our materials are incorporated into our customers’ products and such customers are actively promoting or selling these products to their own customers. In addition, we have another nine customer applications where our customers have indicated that they expect to begin shipping product incorporating our materials in the next 3 – 6 months, and we have another twenty customer applications where our customers have indicated an intent to commercialize in the next 6 – 9 months. We are also working with numerous additional customers that have not yet indicated an exact date for commercialization, but we believe have the potential to contribute to revenue in 2018. The following graphic demonstrates the trend over the past 7 quarters as an increasing number of customers indicate their intent to commercialize applications and move into actively selling or promoting products for future sales. We anticipate that the average order size for these customers will increase throughout 2018 as their demand grows. As a result, we believe we will begin shipping significantly greater quantities of our products, and thus continue scaling revenue in 2018. Based on the status of current discussions with customers and their feedback on the performance of our materials in their products, we believe we will be able to recognize approximately $10 – $20 million of revenue in 2018, although this cannot be assured.

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

Addressable Markets

The markets that we serve are large and rapidly growing. For example, as shown in the figure below, Avicenne Energy (The Battery Show, Novi MI, September 2017) estimates that the market for materials used in lithium ion batteries is currently approximately $10.4 billion and with a double-digit compound annual growth rate. We believe our ability to address next generation battery materials represents a significant opportunity for us.

According to Prismark Partners, LLC, a leading electronics industry consulting firm specializing in advanced materials, the 2018 market for finished graphitic heat spreaders as sold to the OEM and EMS companies with adhesive, PET, and/or copper backing for selected portable applications is expected to reach $900 million in 2018. The market has been in a significant expansion period driven by the demand for portable devices. In a press release dated October 17, 2017, Gartner, Inc., a leading research organization, estimated the 2018 global smartphone market at more than 1.6 billion units and worldwide combined shipments of devices (PC’s, tablets, ultraphones and mobile devices were expected to exceed 2.35 billion units in 2018). Every cell phone has some form of thermal management system, and we believe many of the new smart phones and other portable devices being developed can benefit from the thermal management properties of our XG Leaf® product line. In November 2017, International Data Corporation (IDC) in their Worldwide Quarterly Tablet Tracker estimated the global shipment of tablets in the third quarter at 40 million units (Q1 at 36.2 million units and Q2 at 37.9 million units). Thus, we believe our XG Leaf® product line is well positioned to address a very large and rapidly growing market.

Our Intellectual Property

Some of our proprietary manufacturing processes were developed at Michigan State University (MSU) and licensed to us in 2006. We license two U.S. patents and patent applications from MSU. On August 8, 2016, we signed an agreement acquiring an exclusive license to Metna’s background IP for use of graphene nanoplatelets as additives to concrete mixtures. For purposes of the agreement, Metna’s background IP relates to the U.S. Patent 8,951,343. Also, on August 8, 2016, we entered into a second agreement for an exclusive license related to all Metna’s background technology and foreground technology, including any jointly-owned foreground technology where the end use is known to be any graphite additive dispersed in concrete mixtures. Over time, our scientists and engineers have made many further discoveries and inventions that are embodied in the form of (as of December 31, 2017): eight additional U.S. patents, 10 foreign patents, 16 additional U.S. patent applications, and numerous trade secrets. For each patent application filed in the U.S., we make a determination on the nature and value of the patent. For many of the applications filed in the U.S., additional filings are made in other countries such as the European Union, Japan, South Korea, China, Taiwan or other applicable countries. As of December 31, 2017, we maintained 35 international patent applications. These filings and analyses are made on a case-by-case basis. Typically, patents that are defensive in nature are not filed abroad, while those that are protective of active XGS products or applications are filed in relevant countries abroad. Our general IP strategy is to keep as trade secrets those manufacturing processes that are difficult to enforce should they be disclosed and to seek patent coverage for other manufacturing processes, materials derived from those processes, unique combinations of materials and end uses of materials containing graphene nanoplatelets. We believe that the combination of our rights under the MSU license, our patents and patent applications, and our trade secrets create a strong intellectual property position.

Our Manufacturing Capacity

We have developed and scaled-up capacity for two proprietary manufacturing processes — one based on chemical intercalation of graphite and subsequent exfoliation and classification; and the second based on a high-shear mechanical process which also employs graphite as the starting material. In March 2012, we took possession of a production facility under terms of a long-term lease and moved our headquarters to this new location. Initial production commenced in this facility in September 2012. Currently, this facility is capable of producing approximately 30 – 50 tons per year of intercalated materials (depending on product mix) if operated on a continuous basis We expect to streamline certain process steps in 2018 to roughly double the capacity output for our chemical intercalation processes. We also operate a separate production facility in leased manufacturing space which is used for the production of certain graphene nanoplatelets derived from a high-shear mechanical process and also other specialty materials. This facility is capable of producing approximately 30 – 60 tons per year of materials (depending on product mix) if operated on a continuous basis. In October 2017, we signed a lease for a new 64,000 square foot manufacturing facility which will be the site for expansion of our mechanical exfoliation capacity. It is our intent to consolidate equipment into the new facility and to add next-generation tooling to meet our estimated 2018 demand. Following consolidation, we will close the older facility. We expect to increase capacity in 2018 to four times that of our capacity at the end of 2017. We believe these manufacturing facilities will be sufficient to meet demands for the majority of our bulk materials for a number of years, with suitable additions of capital equipment as warranted. However, additional manufacturing capabilities for certain value-added products and certain bulk materials remain to be developed and may require the acquisition of additional facilities. In particular, the production processes for XG Leaf®, XG SiG® and our conductive inks will require additional capital and may require additional facilities to meet expected future customer demand.

Many of the Company’s products are new products that have not yet been fully developed and for which manufacturing operations have not yet been fully scaled. Although we believe we will continue to scale our production capability and revenue rapidly in 2018, we have not yet demonstrated the capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term. For additional information please see “Risk Factors” herein.

Our Lead Investors

Since inception and through December 31, 2017, we have raised approximately $40 million of capital through the issuance of equity and equity-linked securities, $4 million through licensing fees and $6 million through the issuance of certain lease and senior debt obligations. Notable investors and licensees in the Company include:

●	Hanwha Chemical Corporation – $3 million equity investment (December 2010)

●	Aspen Advanced Opportunity Fund and affiliates – $20+ million in various equity investments (2010 – Current)

●	POSCO Corporation – $5.2 million in equity investments/license agreement (June 2011 and March 2014)

●	Samsung Ventures – $3 million equity investment (January 2014)

●	The Dow Chemical Company – $5 million drawn on a $10 million senior debt financing (December 2016 - 2017)

Our Competitive Strengths

We believe that we are a leader in the emerging global market for graphene nanoplatelets. The following competitive strengths distinguish us in our industry:

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

The strength of our intellectual property. Because of our focus on manufacturing process development, we believe we have one of the world’s strongest internal knowledge bases in graphene nanoplatelet manufacturing, with most of our proprietary knowledge maintained as trade secrets to avoid the disclosures required by patenting. The 28 US patents and patent applications that we are currently managing (including those under license from MSU and Metna) and 45 international patents and patent applications add value by protecting specific equipment, or high-value end-user product applications. The fact that two global companies have evaluated and licensed our production technology provides independent evidence of our technology’s effectiveness.

The breadth of our product offering.  To our knowledge, we have the broadest product offering in our industry. In addition to offering four standard grades of bulk graphene nanoplatelet materials in a range of diameters and surface areas, we offer four different grades of XG Leaf® in multiple thicknesses, two different grades of silicon-graphene composite materials, three standard ink formulations, and optional custom dispersions and formulations of our bulk materials. We also offer an XG TIM™ thermal interface material and a newly introduced GNP® Cement Additive product.

The low-cost nature of our manufacturing processes.  We believe our manufacturing processes are the lowest-cost approaches to the manufacturing graphene nanoplatelets (subject to economies of scale) based on our internal modelling of competitive processes as well as our analysis of alternative technologies.

Our corporate partners. Three global corporations (Samsung, POSCO, and Hanwha Chemical) have invested over $11 million in XGS, giving us a significant global reach as well as the ability to leverage the assets of our partners. In addition, The Dow Chemical Company has extended $10 million in senior debt financing, of which we have drawn down $5 million.

Our licensees will accelerate our entry into large markets. Cab3ot Corporation, the largest U.S.-based manufacturer of carbon particles, and POSCO, one of the world’s largest steel producers, have licensed parts of our production technology. We believe these licensees will help us distribute our products and value-added products made with our xGnP® nanoplatelets more rapidly than we could do on our own.

The number of development partners that are working with our materials. As of December 31, 2017, we had supplied materials to 280 universities or government laboratories in 41 different countries around the world. A recent search of the U.S. patent database revealed 574 citations of XG Sciences in patents filed by other organizations. These other organizations include Goodrich Corporation, PPG Industries, ExxonMobil Research & Engineering, Toray, Solvay, Honda, Eastman Kodak, Baker Hughes, GM, Rohm and Haas and Sekisui Chemical.

The number of commercial customers purchasing and working with our materials. As of December 31, 2017, we have supplied materials to 983 commercial companies around the world (in addition to universities and research laboratories) who are assessing their performance and potentially designing them into products. We have more than 75 active development relationships where we are working with end-use customers to design products for commercial use. We believe that these relationships will continue to expand.

As a result of these factors, we believe XGS is a leader in the emerging global market for graphene nanoplatelets. Other independent observers have agreed with this assessment. For example, Lux Research, in a July 2015 release listed XGS as a leading player in its review of the graphene industry. Further, Lux analysts wrote: “XG’s march of strategic relationship announcements — Hanwha Chemical in December 2010, POSCO in June 2011, and Cabot in November 2011 — arguably give it the strongest partnership portfolio in the space, and its recent expansion (see the May 7, 2012 LRMJ) makes it one of the low cost and capacity leaders.”

Our Financing History

Since our inception, we have incurred annual losses every year and have accumulated a deficit from operations of $(47,692,116) through December 31, 2017 and $(41,188,851) through December 31, 2016. As of December 31, 2017, and December 31, 2016, our total stockholder’s equity was $1,172,900 and $2,523,578, respectively.

From December 31, 2015 through April 7, 2016, we entered into private placement bridge financings with 15 investors, seven of whom are members or affiliates of members of our board of directors (“Board of Directors” or “Board”), totaling $1,124,750 (the “Bridge Financings”). The investors in the Bridge Financings received common stock warrant coverage of 30% for investments made prior to December 31, 2015 with an exercise price of $8.00 per share, and 20% coverage thereafter with an exercise price of $10.00 per share. In June of 2016, we repaid outstanding principal of $750,000 plus accrued interest of $27,032 to the Bridge Financing Investors. In December of 2016, we repaid the remaining $374,750 of outstanding principal plus accrued interest of $21,253. Members of the Board and their affiliates provided $800,000 of the principal for such Bridge Financings and re-invested all the principal plus additional funds of $1,013,032 to purchase 226,629 shares of the Company’s common stock during 2016.

In December 2016, we entered into a draw loan note and agreement (the “Dow Facility”) with The Dow Chemical Company (“Dow”) which provides us with up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. We received $2 million at closing and an additional $1 million on each of July 18, 2017, September 22, 2017 and December 4, 2017, respectively. After December 1, 2017, an additional $5 million becomes available if we have raised $10 million of equity capital after October 31, 2016.

The Dow Facility is senior to most of our other debt and is secured by all of our assets (Dow is subordinate only to the capital leases with AAOF, see Note 13 to the financial statements). The loan matures on December 1, 2021 (subject to certain mandatory prepayments based on our equity financing activities). Interest is payable beginning January 1, 2017 although we elected to capitalize interest through January 1, 2019. Dow received warrant coverage of one share of common stock for each $40 in loans received by us, equating to 20% warrant coverage, with an exercise price of $8.00 per share for the warrants issued at closing of the initial $2 million draw. After the initial closing, the strike price of future warrants issued are subject to adjustment if we sell shares of common stock at a lower price. As of December 31, 2017, we had issued 125,000 warrants to Dow, all with an exercise price of $8.00 per share, which are exercisable on or before the expiration date of December 1, 2023.

The Dow warrants meet the criteria for classification within stockholders’ equity. Proceeds were allocated between the debt and the warrants at their relative fair value. During the year ended December 31, 2017, amortization expense of $161,702 was recognized resulting in a carrying value of $4,794,596 for the Dow Loan as of December 31, 2017.

During each of the years ended December 31, 2017 and 2016, we issued 28,560 shares of Series A Preferred Stock to Aspen Advanced Opportunity Fund as payment under the terms of a Master Leasing Agreement for lease financing obligations.

We filed a Registration Statement on Form S-1 (File No. 333-209131) with the SEC on April 11, 2016 which was declared effective by the SEC on April 13, 2016 (the “Registration Statement”). The Registration Statement registered up to 3,000,000 shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten offering (the “Offering” or our “IPO”). Post-Effective Amendment No. 1 to the Registration Statement was declared effective August 26, 2016, Post-Effective Amendment No. 2 was declared effective August 31, 2016, Post-Effective Amendment No. 3 was declared effective January 17, 2017, and Post-Effective Amendments No. 4 and No. 5 were dated April 12, 2017. Post-Effective Amendment No. 5 was declared effective April 14, 2017. Although we are currently selling shares of our common stock in our IPO pursuant to an effective Registration Statement, we have not yet listed the company for trading on any exchanges.

As of December 31, 2017, the Company has sold 966,832 shares under the Registration Statement at a price of $8.00 per share for proceeds of $7,734,656.

As of December 31, 2017, we had cash on hand of $2,845,798 and at March 30, 2018 cash on hand of $2,285,182. We believe our cash is sufficient to fund our operations through March 2019 when taking into account various sources of funding and cash received from continued commercial sales transactions. We intend that the primary means for raising funds will be through our Offering of common stock and the additional $5 million of proceeds from the Dow Facility available to us after we have raised $10 million of equity capital as measured in the period beginning on November 1, 2016, however we can make no assurances that we will raise $10 million of equity capital and access the additional $5 million under the Dow Facility. At March 30, 2018 we have raised $6,149,024 towards this $10,000,000 requirement. Taking into account the cash position at March 30, noted above, an additional $3.85 million in proceeds from the Offering, which would allow us to draw up to $5 million from the Dow Facility, we believe that we can fund our operations including planned capital expenditures through March 31, 2019. In addition, two of our shareholders have committed to provide up to $4.5 million in funding for the twelve-month period ended March 31, 2019 to the extent the Company has been unable to raise such funds from other third parties.

As a result of the Bridge Financings and the IPO, the conversion price of our Series A Preferred Stock was adjusted to $6.40 per share.

Pursuant to the Certificate of Designation for the Series A, as amended, all then-outstanding shares of Series A will automatically convert into shares of common stock upon the listing of the Company’s common stock on a Qualified National Exchange (a securities exchange registered with the SEC under Section 6(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as the NASDAQ Capital Market or the New York Stock Exchange, or (ii) the quotation of our common stock on the OTCQB or OTCQX marketplaces operated by OTC Markets Group, Inc. (“OTC Markets”), and the act of achieving such listing or quotation is referred to hereafter as a “Public Listing” in this report). As a result, there will only be one class of equity securities outstanding — common stock — after we achieve a Public Listing. Prior to any such listing, the Series A may be voluntarily converted into shares of common stock at the then-current conversion rate (current rate for the Series A Preferred Stock is 1.875 for 1).

Public Listing

In order to achieve a Public Listing, we will have to meet certain initial listing qualifications of the Qualified National Exchange or the OTC Markets on which we are seeking the Public Listing. In addition, we will need to have market makers agree to make a market in our common stock and file a FINRA Form 15c211 with the SEC on our behalf before we can achieve a Public Listing, and we will also need to remain current in our quarterly and annual filings with the SEC. Although we intend to seek a Public Listing in 2018, we cannot make any assurances that our common stock will ever be quoted or traded on Qualified National Exchange or the OTC Markets or that any market for our common stock will develop.

Employees

As of December 31, 2017, we had 41 full-time employees and 1 part-time employee. 16 of these employees were contract employees who may generally be hired as permanent employees after 3 – 6 months. Employees include the following four senior managers that report to the CEO: Chief Commercial Officer, Vice President of Operations, Vice President of Research & Development, and Controller. The Company employs a total of 6 full-time scientists and technicians in its R&D group, including the Vice President of Research & Development.

Corporate Information

XG Sciences, Inc. was incorporated on May 23, 2006 in the State of Michigan and is organized as a “C” corporation under the applicable laws of the United States and State of Michigan. We do not currently have any affiliated companies or joint venture partners, and we have one wholly owned subsidiary called XG Sciences IP, LLC. This subsidiary was created in 2014 for the purpose of holding our intellectual property. Our headquarters and principal executive offices are located at 3101 Grand Oak Drive, Lansing, Michigan, 48911 and our telephone number is (517) 703-1110.

Our website address is http://www.xgsciences.com, although the information contained in, or that can be accessed through, our website is not part of this filing. You may also contact Dr. Philip L. Rose, our Chief Executive Officer via email at p.rose@xgsciences.com.

ITEM 1A.          RISK FACTORS

Risks Relating to Our Business and Industry

We have a limited operating history, an accumulated deficit and a stockholders’ deficit, making it difficult for you to evaluate our business and your investment.

XG Sciences, Inc. was incorporated on May 23, 2006, and is an advanced materials company. We sell bulk nanomaterials or products made with these materials to other companies for incorporation into their products. To date, there has been limited incorporation of our materials or products into customer products that are released for commercial sale. Because there is a limited demonstrated history of commercial success for our products, it is difficult to evaluate whether our products will ultimately be successful in the market. It is possible that larger and or extended commercial success may never happen and that we will never achieve the level of revenues necessary to sustain our business or continue to attract additional financing.

Many of our products represent new products that have not yet been fully developed and for which manufacturing operations have not yet been fully scaled. This means that investors are subject to all of the risks incident to the creation and development of multiple new products and their associated manufacturing processes.

As of December 31, 2017, and December 31, 2016, we have an accumulated deficit from operations of $(47,767,544) and $(41,188,851), respectively. As of December 31, 2017, and December 31, 2016, our total stockholder’s equity was $1,097,472 and $2,523,578, respectively. The deficit reflects net losses in each period since our inception incurred through development of nanomaterials without the presence of a large-scale market to generate substantial revenues to cover development costs and generate a profit. We have never paid a dividend. Also, since inception, we have not generated sufficient revenues to cover our fixed expenses or sustain our business in any financial reporting period. Nor have we demonstrated the capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term. There can be no assurance that we will ever produce a profit.

Because we are subject to these uncertainties, there may be risks that management has failed to anticipate and you may have a difficult time evaluating our business and your investment in our Company. Our ability to become profitable depends primarily on our ability to successfully commercialize our products in the future. Even if we successfully develop and market our products, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to cease or curtail operations. In such case, you would likely lose all or a significant part of your investments.

We will need to raise substantial additional capital in the future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms, which could have a materially adverse effect on our business.

Developing, manufacturing and selling nanomaterials in commercially-viable quantities requires substantial funding. As of December 31, 2017, and March 30, 2018, we had cash on hand of $2,845,798 and $2,285,182, respectively. We believe our cash is sufficient to fund our operations for the next twelve months (through March 2019) when taking into account various sources of funding and cash received from continued commercial sales transactions. We intend that the primary means for raising funds will be through our Offering and the additional $5 million of proceeds from the Dow Facility available to us after we have raised $10 million of equity capital as measured in the period beginning on November 1, 2016, however we can make no assurances that we will raise $10 million of equity capital and access the additional $5 million under the Dow Facility. There can be no assurance that we will be able to raise additional equity capital subsequent equity offerings or that the terms and conditions of any future financings will be workable or acceptable to us and our stockholders. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. In the event that we are not able to raise substantial additional funds in the future on terms that are acceptable or adjust our business model accordingly, we may be forced to curtail or cease operations and you could lose all or a significant part of your investment.

We have limited experience in the higher volume manufacturing that will be required to support profitable operations, and the risks associated with scaling to larger production quantities may be substantial.

We have limited experience manufacturing our products. We have established small-scale commercial or pilot-scale production facilities for our bulk powders, thermal interface materials (“XG TIM®” or TIM), XG Leaf® and SiG materials. In order to develop the capacity to produce much higher volumes, it will be necessary to produce multiples of existing processes or engineer new production processes in some cases.

We are in the process of building out a new 64,000 square foot manufacturing facility in Mason, MI, but there can be no assurance that this new facility will be opened on time or as planned. There is no guarantee that we will be able to economically scale-up our production processes to the levels required. If we are unable to scale-up our production processes and facilities to support sustainable sales levels, the Company may be forced to curtail or cease operations and you could lose all or a significant part of your investment.

Projection of fixed monthly expenses and operating losses for the near future means that investors may not earn a return on their investment or may lose their investment.

Because of the nature of our business, we project considerable fixed expenses that will lead to projected monthly deficits for the near future. Fixed manufacturing expenses to maintain production facilities, compensation expenses for scientists and other critical personnel, and ongoing rent and utilities amount to several hundred thousand dollars per month, and we believe that such expenses are required as a precursor to significant customer sales. However, there can be no assurance that monthly sales will ever reach a sufficient level to cover the cost of ongoing monthly expenses and if they do, are maintained for a sustainable period of time. If sufficient regular monthly sales are not generated to cover these fixed expenses, we will continue to experience monthly cash flow deficits which, if not eliminated, will require continuing new investment in the Company. If monthly cash flow deficits continue beyond levels that investors find tolerable, we may not be able to raise additional funds and may be forced to curtail or cease operations and you could lose all or a significant part of your investment.

We have a long and complex sales cycle and have not demonstrated the ability to operate successfully in this environment.

It has been our experience since our inception that the average sales cycle for our products can range from one to seven years from the time a customer begins testing our products until the time that they could be successfully used in a commercial product. The product introduction timing will vary based on the target market, with automotive uses typically being toward the long end and consumer electronics toward the shorter end. We have a limited track record of success in completing customer development projects, which makes it difficult for investors to fully evaluate the likelihood of our future success. The sales and development cycle for our products is subject to customer budgetary constraints, internal acceptance procedures, competitive product assessments, scientific and development resource allocations, and other factors beyond our control. If we are not able to successfully accommodate these factors to enable customer development success, we will be unable to achieve sufficient sales to reach profitability. In this case, we may not be able to raise additional funds and may be forced to curtail or cease operations and you could lose all or a significant part of your investment.

We could be adversely affected by our exposure to customer concentration risk.

We are subject to customer concentration risk as a result of our reliance on a relatively small number of customers for a significant portion of our revenues. In 2017 we had one customer (a commercial customer) whose purchases accounted for 53% of product revenue and in 2016 we had one customer (one of our licensees) whose purchases accounted for 24% of total product revenues. Due to the nature of our business and the relatively large size of many of the applications our customers are developing, we anticipate that we will be dependent on a relatively small number of customers for the majority of our revenues for the next several years. It is possible that only one or two customers could place orders sufficient to utilize most or all of our existing manufacturing capacity. In this case, there would be a risk of significant loss of future revenues if one or more of these customers were to stop ordering our materials, which could in turn have a material adverse effect on our business and on your investment.

Our revenues often fluctuate significantly based on one-off orders from customers or from the recognition of grant revenues which vary from period-to-period, which may materially impact our financial results from period to period.

Because of the potential for large revenue swings from one-time, large orders or grants it may be difficult to accurately forecast the needs for inventory, working capital, and other financial resources from period-to-period. Such orders would require a significant short-term increase in our production capacity and would require the financial resources to add staff and support the associated working capital. If such large, one-time orders were not handled smoothly, customer confidence in us as a viable supplier could be reduced and we might not succeed in capturing the additional larger orders that may be reflected in our business plan.

We operate in an advanced technology arena where hypothesized properties and benefits of our products may not be achieved in practice, or in which technological change may alter the attractiveness of our products.

Because there is no sustained history of successful use of our products in commercial applications, there is no assurance that broad successful commercial applications may be broadly technically feasible. Many of the scientific and engineering data related to our products has been generated in our own laboratories or in laboratory environments at our customers or third-parties, like universities and national laboratories. It is well known that laboratory data is not always representative of commercial applications.

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

Competitors that are larger and better funded may cause us to be unsuccessful in selling our products.

The Company operates in a market in which there are competitors. Global research is being conducted by substantially larger companies who have greater financial, personnel, technical, and marketing resources. There can be no assurance that our strategy of offering better materials based on our proprietary graphene nanoplatelets will be able to compete with other companies, many of whom will have significantly greater resources, on a continuing basis. In the event that we cannot compete successfully, we may be forced to cease our curtail operations and investors may lose all or a significant part of their investment.

We are dependent on key employees.

Our operations and development are dependent upon the experience and knowledge of Philip L. Rose, our Chief Executive Officer. If he was to resign or be terminated, our business would be adversely affected in the short term, and his departure could disrupt the business enough to endanger your investment. We also depend on Dr. Liya Wang, Vice President of Research & Development, Bamidele Ali, Chief Commercial Officer, Scott Murray, Vice President of Operations, and Dr. Hiroyuki Fukushima, Technical Director. If the services of any of these individuals should become unavailable, our business operations might be adversely affected. We do not hold any “Key Person” insurance, and if several of these individuals became unavailable at the same time, our ability to continue normal business operations might be adversely affected, to the extent that revenue or profits could be diminished and you could lose all or a significant part of your investment.

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

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries, we do not apply for patent, trademark or copyright protection. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. Although we generally enter into confidentiality agreements with our employees and third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business by jeopardizing critical intellectual property.

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

If we are unable to implement and maintain effective internal control over financial reporting, our stock could be less attractive to potential investors.

We are required to establish and maintain appropriate internal controls over financial reporting, subject to exemptions that we avail ourselves to under the JOBS Act discussed below. Failure to establish such controls, or any failure of such controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of our controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and the standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. In the year ended December 31, 2017, we identified material weaknesses in our internal controls over financial reporting related to a limited number of accounting personnel which does not provide for an adequate segregation of duties and the lack of a chief financial officer. We plan to create positions to segregate duties consistent with control objectives in our accounting department.

In addition, management’s assessment of internal controls over financial reporting may identify material weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors in the future. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or at such time as we are no longer subject to exemptions under the JOBS Act, disclosure of our independent registered public accounting firm’s report on management’s assessment of our internal controls over financial reporting may have an adverse impact on our ability to sell our common stock.

Future adverse regulations could affect the viability of the business.

Our bulk products have been approved for sale in the United States by the U.S. Environmental Protection Agency after a detailed review of our products and production processes for our H, M, R and C grade materials. In most cases, as far as we are aware, there are no current regulations elsewhere in the world that prevent or prohibit the sale of our products. Nevertheless, the sale of nano-materials is a subject of regulatory discussion and review in many countries around the world. In some cases, there is a discussion of potential testing requirements for toxicity or other health effects of nano-materials before they can be sold in certain jurisdictions. If such regulations are enacted in the future, our business could be adversely affected because of the requirement for expensive and time-consuming tests or other regulatory compliance. If nano-materials are found to be toxic, such finding could have a material impact on our business and on the production and sale of our products. There can be no assurance that future regulations might not severely limit or even prevent the sale of our products in major markets, in which case our financial prospects might be severely limited, causing investors to lose all or a significant part of their investment.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses and will divert time and attention away from revenue generating activities.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities, which could have an adverse effect on our business.

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

Some health effects of nanotechnology are unknown.

There is scientific debate on the health effects of nano-materials such as graphene nanoplatelets, but some scientists believe that certain nano-materials may be hazardous to human health, including the respiratory system if inhaled. Although there is no conclusive evidence of any danger associated with the handling of the Company’s products, there is a theoretical risk of danger to health if an individual is exposed to and/or inhales/ingests some of the Company’s products. The specific health effects of nanoplatelets are unknown and can depend on how they are incorporated and/or bonded to other materials. We carefully evaluate potential health effects of our products and the effects of handling materials on our employees and those who manufacture for us, but as any specific health risks are unknown, we cannot be certain our products present are free of danger to our employees and customers. If nanoplatelets are found to be hazardous to human health, this may adversely affect market acceptance of our products, subject us to additional regulation and have an adverse effect on our business.

Defects in our products or poor performance of our customers’ products could result in lost sales and subject us to substantial liability.

We have limited experience with large scale commercialization by our customers of products incorporating our nanoplatelets, and the chance of variability in the performance of our products as shipped may impact the performance of our customers’ products. If our customers’ products incorporating nanoplatelets perform poorly, whether due to design, engineering, production or other reasons, our customers may scale back or cancel orders. In certain cases, if our nanoplatelets are found to be the component that leads to failure or a failure to meet the performance specifications of a customer, we could be required to pay monetary damages. Real or perceived defects in our products could result in claims by our customers for losses they sustain. If our customers make such claims, we may be required, or may choose, for customer relations or other reasons, to expend additional resources to help correct any real or perceived defects. Liability provisions in our terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering personnel from our product development efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products, and the occurrence of such claims could result in the delay or loss of market acceptance of our products and could adversely affect our business, operating results and financial condition.

If product liability lawsuits are brought against us, we may incur substantial liabilities.

We have limited experience with the large-scale manufacturing and distribution of our products. The commercialization of our products and the sale of our products in significant quantities involves exposure to product liability claims. We do not have product liability insurance. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited.  We cannot predict all of the adverse health events that our products or products may cause. As a result, our [current and] future coverages may not be adequate to protect us from all of the liabilities that we may incur. If losses from product liability claims exceed any insurance coverage, we may incur substantial liabilities that exceed our financial resources. In addition, we may not be able to maintain our product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If we are required to pay a product liability claim, we may not have sufficient financial resources and our business and results of operations may be harmed. Whether or not we are ultimately successful in product liability litigation, such litigation could also consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which could have a material adverse effect on our business.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its plants and operations, its products, its customers and/or its third-party service providers. We rely on third party service providers to protect information technology systems, a breach of which could expose our confidential intellectual property, including trade secrets. The failure to protect such intellectual property could create a diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. We cannot be sure that our information technology infrastructure is safe from cybersecurity threats. Cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, claims from and litigation with third parties, fines levied by governmental authorities, and competitive disadvantages in our business.

Risks Relating To Our Common Stock

There is a risk of dilution of your percentage ownership of common stock in the Company.

In addition to the shares which we may sell pursuant to our Registration Statement, we have the right to raise additional capital or incur borrowings from third parties to finance its business. We may also implement public or private mergers, business combinations, business acquisitions and similar transactions pursuant to which we would issue substantial additional capital stock to outside parties, causing substantial dilution in the ownership of the Company by our existing stockholders. Subject to certain exceptions (See “Management — Shareholder Side Letter”), our Board of Directors has the authority, without the consent of any of the stockholders, to cause the Company to issue more shares of common stock and/or preferred stock at such price and on such terms and conditions as are determined by the Board in its sole discretion.

The sale of the shares being offered by us in our Registration Statement, as well as the shares of common stock issuable upon the exercise of options and warrants, the shares issuable upon conversion of Series A Preferred Stock (including the shares of Series A Preferred Stock issuable upon the exercise of warrants) and the issuance of additional shares of capital stock by us will dilute your ownership percentage in the Company and could impair our ability to raise capital in the future through the sale of equity securities.

Certain stockholders who are also officers and directors of the Company may have significant control over our management, which may not be in your best interests.

As of December 31, 2017, the directors, or the entities they represent, and executive officers of the Company owned approximately 64.5% of the voting stock of the Company. Certain of these executives and directors, or the companies they represent, converted secured convertible notes into an additional 1,383,900 shares of Series A Preferred Stock on December 31, 2015.

Additionally, our existing stockholders are party to a certain Shareholder Agreement, as amended on March 18, 2013 and amended on February 24, 2016 effective as of April 13, 2016 (the “Shareholder Agreement”). Although shareholders purchasing shares under our Registration Statement will not be subject to the Shareholder Agreement, certain provisions of such Shareholder Agreement may impact the governance of the Company. Pursuant to the Shareholder Agreement, (a) so long as Aspen Advance Opportunity Fund, LP, or “AAOF” or its affiliates own 10% of more of the aggregate outstanding Shareholder Stock (as defined in the Shareholder Agreement), (i) the size of the Board of Directors shall be set at seven individuals (provided, however, that the number of directors on the Board of Directors may be increased or decreased with the prior written consent of AAOF and shareholders (including AAOF) who in the aggregate then own Shareholder Stock representing a majority of the then issued and outstanding voting stock of the Company), (ii) one person nominated by AAOF shall be elected to the Board of Directors, (iii) two members of the Board of Directors, other than those nominated by AAOF, POSCO or Hanwha Chemical, shall qualify as independent Directors; (b) so long as POSCO owns 10% of more of the aggregate outstanding Shareholder Stock, one person nominated by POSCO shall be elected to the Board of Directors (POSCO does not currently own 10% or more of the aggregate outstanding Shareholder Stock and therefore does not maintain a seat on our Board of Directors); and (c) so long as Hanwha Chemical owns 10% of more of the aggregate outstanding Shareholder Stock, one person nominated by Hanwha Chemical shall be elected to the Board of Directors (Hanwha does not currently own 10% or more of the aggregate outstanding Shareholder Stock and therefore does not maintain a seat on our Board of Directors).

The Shareholder Agreement will continue in effect, unless the Shareholder Agreement is earlier terminated in accordance with its terms until (i) the date of the closing of a public offering of common stock pursuant to a registration statement filed with the SEC that is declared effective in which the Company receives gross proceeds of at least $10,000,000, or (ii) the date on which the Company’s common stock is listed on the NASDAQ Stock Market of the New York Stock Exchange. As a result, in the event that we are unable to raise at least $10,000,000 under our Registration Statement, the Shareholder Agreement will continue to remain in effect and certain of our larger shareholders will be entitled to continue to exercise their rights under such Shareholder Agreement, but purchasers of shares of common stock under the registration statement filed in connection with our current offering will not be required to adopt the Shareholder Agreement.

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

Our Articles of Incorporation, as amended, authorize the issuance of up to 25,000,000 shares of common stock and up to 8,000,000 shares of preferred stock. As of December 31, 2017, the Company had 2,353,350 shares of common stock and 1,857,816 shares of Series A Preferred Stock issued and outstanding.

Upon a Public Listing on a Qualified National Exchange, all Series A Preferred Stock then currently outstanding will automatically convert into shares of common stock at the then-current Series A Conversion Rate (current ratio is 1.875 for 1), which would result in the issuance of 3,483,405 shares of common stock assuming the conversion of all 1,857,816 shares of Series A Preferred Stock. Series A Preferred Stockholders may also voluntarily convert at the then-current rate at any time prior to any such Public Listing on a Qualified National Exchange.

As of December 31, 2017, the Company had also granted options to purchase up to 677,125 shares of common stock and had issued warrants to purchase up to (i) 393,017 shares of common stock, (including the warrants for 125,000 shares issued under the Dow Facility) and (ii) 1,072,720 shares of Series A Preferred Stock which, if exercised, would be convertible into 2,011,345 shares of common stock at the then-current Series A Conversion Rate (currently of 1.875 shares for each share of Series A Preferred Stock). Therefore, we have committed to issue up to an additional 6,564,886 shares of common stock, which includes the issuance of (a) 3,483,399 shares upon conversion of all 1,857,816 shares Series A Preferred Stock currently outstanding at the Series A Conversion Rate, (b) 2,011,345 shares upon the conversion of 1,072,720 shares of Series A Preferred Stock (at the current Series A Conversion Rate) which are issuable upon exercise of 1,072,720 Series A warrants, (c) 677,125 shares upon the exercise of options and (d) the issuance of 393,017 shares upon the exercise of warrants. If we issued all 6,564,886 shares, we would have, including the 2,352,350 shares currently outstanding, 8,917,236 shares issued and outstanding, with 16,082,764 authorized shares available for future issuance, and if we assume the sale of all 2,034,168 shares being offered pursuant to our Registration Statement, we would have 14,078,596 authorized shares available for future issuance. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

The Dow Facility obligates us to issue a warrant to purchase a share of our common stock for each $40 in debt drawn. If we are able to and choose to draw further funding from the Dow Facility, we will become obligated to issue warrants to purchase up to 125,000 more of our shares depending on the amount drawn. If we issue these warrants, further dilution could occur.

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

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

As a “smaller reporting company” (in addition to and without regard to our status as an “emerging growth company”) (i) we are not required and may not include a “Discussion and Analysis” section in our proxy statements; (ii) we provide only 3 years of business development information; (iii) we provide fewer years of selected financial data in certain tables; and (iv) we have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies” which may make our stock less attractive to potential investors, which could make it more difficult for you to sell your shares.

We are subject to the periodic reporting requirements of the Exchange Act, which will require us to incur audit fees, legal fees and valuation fees in connection with the preparation of such reports. These additional costs will negatively affect our ability to earn a profit.

We are required to file periodic reports with the Securities and Exchange Commission pursuant to the Exchange Act and the rules and regulations thereunder by virtue of our effective Registration Statement and our status as a smaller reporting company. In order to comply with such requirements, our independent registered auditors have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. Factors such as the number and type of transactions that we engage in and the complexity of our reports cannot accurately be determined at this time and may have a major negative effect on the cost and amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

However, for as long as we remain an “emerging growth company” we intend to take advantage of certain exemptions from various reporting requirements until we are no longer an “emerging growth company.”

For so long as we remain a smaller reporting company, we benefit from many of the same exemptions and exclusions as an emerging growth company. In the event that we cease to be an emerging growth company as a result of a lapse of the five-year period, but continue to be a smaller reporting company, we would continue to be subject to the exemptions available to emerging growth companies until such time as we were no longer a smaller reporting company.

After, and if ever, we are no longer an “emerging growth company,” we expect to incur significant additional expenses and devote substantial management effort toward ensuring compliance with those requirements applicable to companies that are not “emerging growth companies,” including Section 404 of the Sarbanes-Oxley Act.

For so long as we are an emerging growth company, we may rely on certain exemptions provided in the JOBS Act, which could make our common stock less attractive to investors due to the nature of the reduced disclosure.

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

Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. After a Public Listing, our common stock may become a “penny stock” within the meaning of the rules, the rules apply to us and to our securities if we are not listed on a national securities exchange. These rules may further affect the ability of owners of shares to sell our securities in any market that might develop for them. As long as the trading price of our common stock is less than $5.00 per share, even if our common stock is quoted on either the OTCQX or OTCQB market place operated by the OTC Markets, our common stock will be subject to Rule 15g-9 under the Exchange Act (the “Penny Stock Rules”). The Penny Stock Rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of securities laws;

●	contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and

●	contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation.

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

Risks Related to our Ongoing Offering

Because the offering price for the primary shares has been arbitrarily set by us, you may not realize a return on your investment upon the resale of your shares.

The offering price of each share and other terms and conditions relative to the shares being sold in our ongoing Offering have been arbitrarily determined by us and do not bear any relationship to assets, earnings, book value or any other objective financial criteria. Additionally, as the Company was formed on May 23, 2006, and has only a limited operating history with no earnings, the price of the offered shares under our Registration Statement is not based on its past earnings, and no investment banker, appraiser, or other independent third party, has been consulted concerning the offering price for the shares or the fairness of the offering price used for the shares, as such our stockholders may not be able to receive a return on their investment when they sell shares of common stock purchased under our Registration Statement.

Our officers and directors have limited prior experience offering and selling securities to the public, and as a result, we may not be able to raise sufficient funds to sustain our business.

Certain of our officers and directors are selling shares in our ongoing Offering, where allowed to do so under applicable state blue sky laws, on our behalf. We are conducting a “best efforts” offering under our Registration Statement which does not require a minimum amount to be raised, and there is no guarantee sufficient funds will be raised to sustain our business.

Our officers and directors have limited experience conducting a publicly registered securities Offering and we may not be able to successfully raise any funds. If we are not able to raise sufficient funds, we may not be able to fund our operations as planned, and we may be forced to curtail or cease operations and investors could lose all or a significant part of their investment. Our inability to successfully conduct the Offering could be the basis of investors losing all or a significant part of their investment in us.

Due to the lack of trading market for our securities, you may have difficulty selling any shares you purchase in our initial public offering.

We are not registered on any market or public stock exchange. There is presently no demand for our common stock and no public market exists for the shares being offered in our Registration Statement. In the future, we intend to seek a listing or a quotation on a Qualified National Exchange or the OTC Markets, we cannot make any assurance that our common stock will ever be quoted or traded on Qualified National Exchange or the OTC Markets or that any public market for our stock will develop. In order to achieve a Public Listing, we will have to meet certain initial listing qualifications of the Qualified National Exchange or the OTC Markets on which we are seeking the Public Listing. In addition, we will need to have market makers agree to make a market in our common stock and file a FINRA Form 15c211 with the SEC on our behalf before we can achieve a Public Listing. As of the date of this Annual Report on Form 10-K, there have been no discussions or understandings between the Company and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. If we are successful in achieving a Public Listing for our common stock, we will also need to remain current in our quarterly and annual filings with the SEC to achieve and maintain such Public Listing. Market makers are not permitted to begin quotation of a security whose issuer does not meet these filing requirements. Furthermore, if we are not able to pay the expenses associated with our ongoing reporting obligations we will not be able to achieve or maintain a Public Listing. If no public market is ever developed for our common stock, it will be difficult for investors to sell any shares they purchase under our Registration Statement. In such a case, investors may find that they are unable to achieve any benefit from their investment or liquidate their shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, any common stock purchased by investors will not have a quantifiable value and it may be difficult, if not impossible, to ever resell their shares, resulting in an inability to realize any value from their investment.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease four separate facilities. Administrative offices and a manufacturing operation are in a 25,000 square foot building with an operating lease that expires in March 2022.   Research and development laboratories are in a 14,300 square foot space with an operating lease that extends to December 2022. A second manufacturing operation occupies 6,600 square foot on a month-to-month lease. In October 2017, we signed a lease for a new 64,000 square foot manufacturing facility which will be the site for expansion of our mechanical exfoliation capacity. This facility will replace the 6,600 square foot facility when the existing and new equipment are installed in the early part of 2018. The term of the operating lease for the new facility is 5 years expiring December 2022. All of the physical assets of the Company are contained within these facilities. XG Sciences has achieved and maintains an ISO9001:2015 quality certification for all of its locations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

As of February 28, 2018, we are offering up to 1,897,168 shares of our common stock at $8.00 per share pursuant to our Registration Statement. No public market currently exists for our shares and a public market may never develop, or, if any market does develop, it may not be sustained.

After our Offering is completed, we intend to seek either (i) a listing of our common stock on a securities exchange registered with the SEC under Section 6(a) of the Exchange Act, such as the NASDAQ Capital Market or the NYSE, or (ii) the quotation of our common stock on the OTCQB or OTCQX marketplaces operated by OTC Markets Group, Inc. In order to achieve such a Public Listing, we will have to meet certain initial listing qualifications of the Qualified National Exchange or the OTC Markets on which we are seeking the Public Listing. In addition, we will need to have market makers agree to make a market in our common stock and file a FINRA Form 15c211 with the SEC on our behalf before we can achieve a Public Listing, and we will also need to remain current in our quarterly and annual filings with the SEC. As of the date of this report, there have been no discussions or understandings between the Company and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. There can be no assurance that our common stock will ever be quoted or traded on a Qualified National Exchange or the OTC Markets or that any market for our common stock will develop.

Holders of Equity

As of February 28, 2018, we had 307 record holders of our common stock, and a total of 2,489,350 shares of common stock issued and outstanding. We had 13 record holders of Series A Preferred Stock and a total of 1,857,816 shares of Series A Preferred Stock issued and outstanding. In total, we had 313 shareholders of record of all classes of our capital stock as of February 28, 2018.

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

Furthermore, under the terms of the Series A Designations (as amended), all outstanding shares of Series A Preferred Stock will automatically convert into shares of common stock upon a Public Listing on a Qualified National Exchange at the then-current Series A Conversion Rate. At the current Series A Conversion Rate, if all outstanding shares of Series A Preferred Stock were voluntarily converted or automatically converted, we would issue 3,483,399 shares of common stock to satisfy the conversion.

As of December 31, 2017, the Company had also granted options to purchase up to 677,125 shares of common stock and had issued warrants to purchase up to (i) 393,017 shares of common stock (including the warrants for 175,000 shares issued under the Dow Facility) and (ii) 1,072,720 shares of Series A Preferred Stock which, if exercised, would be convertible into 2,011,345 shares of common stock at the then-current Series A Conversion Rate (currently of 1.875 shares of common stock for each share of Series A Preferred Stock). Therefore, we have committed to issue up to an additional 6,564,886 shares of common stock, which includes the issuance of (a) 3,483,399 shares upon conversion of all 1,857,816 shares Series A Preferred Stock currently outstanding at the Series A Conversion Rate, (b) 2,011,345 shares upon the conversion of 1,072,720 shares of Series A Preferred Stock (at the current Series A Conversion Rate) which are issuable upon exercise of 1,072,720 Series A warrants, (c) 677,125 shares upon the exercise of options and (d) the issuance of 393,017 shares upon the exercise of warrants. If we issued all 6,564,886 shares, we would have, including the 2,353,350 shares currently outstanding, 8,918,236 shares issued and outstanding, with 16,081,764 authorized shares available for future issuance, and if we assume the sale of all 2,033,168 shares being offered hereunder, we would have 14,048,596 authorized shares available for future issuance. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any future trading market for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2017, and December 31, 2016, the Company had outstanding stock options to purchase up to 677,125 and 369,750 shares of common stock, respectively.

In 2007, the Company implemented a Stock Option Plan (the “2007 Plan”) and initially reserved 75,000 shares of common stock to cover stock options that might be issued under the 2007 Plan. However, in March 2016, shareholders holding a majority of the outstanding capital stock voted to increase the number shares reserved for issuance under the Stock Option Plan to 1,200,000.

As of December 30, 2016, stock options to purchase a total of 369,750 shares at prices ranging from $8.00 to $12.00 per share had been granted to Company employees and Directors, with expiration dates ranging from December 2017 to October 2023, with a weighted average purchase price of $11.89 per share.

The previously established 2007 Plan, which was scheduled to expire on October 30, 2017 and under which we granted key employees and directors options to purchase shares of our common stock at not less than fair market value as of the grant date. On May 4, 2017, the Board approved the 2017 Equity Incentive Plan (the “2017 Plan”) to replace the 2007 Plan, which became effective upon the approval of the stockholders holding a majority of the voting power in the Company on July 18, 2017. The 2017 Plan replaces the 2007 Plan and authorizes us to issue awards (stock options and restricted stock) with respect of a maximum of 1,200,000 shares of our common stock, which equals the number of shares authorized under the 2007 Plan, as amended.

On July 24, 2017, certain stock options from the 2007 Plan were cancelled and replacement stock options were awarded. The replacement stock option awards have an exercise price of $8.00 per share, a seven-year term, are vested 50% on date of grant with the remaining vesting over a 4-year period from the date issued and are subject to certain other terms. Each option holder received options equal to 150% of the number of cancelled stock options. The cancellation and reissuance of the stock options were treated as a modification under ASC 718, Compensation-Stock Compensation. Incremental compensation cost of approximately $1,015,758 was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the terms were modified. Compensation cost of approximately $501,071 was recorded on the date of cancellation for awards that were vested on the date of the modification. For unvested awards, compensation cost of approximately $514,687 will be recorded over the remaining requisite service period.

We also granted stock options and restricted stock to each of our Board members as part of their compensation package. Each of the 4 independent Board members received 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and had an aggregate grant date fair value of $26,120. The options vest ratably over a four-year period beginning on the one-year anniversary. The restricted stock issued to the Board members has an aggregate fair value of $80,000 and vest ratably in arrears on the last day of each fiscal quarter following the grant date. As of December 31, 2017, 5,000 shares of restricted stock had vested resulting in compensation expense of $40,000.

On November 1, 2017, we granted 32,500 stock options to employees with an exercise price of $8.00 and a seven-year term. The aggregate fair value of the awards on the date of grant was $88,946 and they vest equally over four years beginning on the first anniversary of the date of grant.

As of December 30, 2017, stock options to purchase a total of 677,125 shares at a price of $8.00 per share had been granted to Company employees and Directors, with expiration dates ranging from July 2024 to November 2024.

Equity Compensation Plans as of December 31, 2017

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	677,125	$8.00	522,875
Equity compensation plans not approved by security holders	—	—	—
Total	677,125	$8.00	522,875

(1)	Reflects our 2017 Plan, for the benefit of our directors, officers, employees and consultants as of December 31, 2017. As of December 31, 2017, we had reserved 1,200,000 shares of common stock for such persons pursuant to that plan and had granted stock options to purchase 677,125 shares at a price of $8.00 with 522,875 shares remaining available for future issuance.

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

UNREGISTERED SALES OF EQUITY SECURITIES

On March 9, 2016, we commenced a private placement of promissory notes and warrants to purchase common stock to existing stockholders. The notes are non-convertible and mature on December 31, 2016. The warrants have a five-year maturity date with a strike price of $10.00 per share. During the period from March 9 through April 7, 2016, we issued promissory notes in an aggregate amount of $574,750 and issued warrants to purchase 11,495 shares of common stock.

On May 17, 2016, we issued 14,280 shares of Series A Preferred Stock to AAOF, on August 17, 2016, we issued 4,760 shares of Series A Preferred Stock to AAOF, on September 30, 2016, we issued 2,380 shares of Series A Preferred Stock to AAOF, and on October 1, 2016, we issued 7,140 shares of Series A Preferred Stock to AAOF as payment for lease financing obligations under the terms of a Master Leasing Agreement.

On December 14, 2016, we issued a promissory note in the amount of $2,000,000 and warrants to purchase 50,000 shares of common stock of the Company to Dow pursuant to the Dow Facility. The notes are non-convertible and mature on December 1, 2021. The warrants have a seven year maturity date with a strike price of $8.00 per share.

On each of the following dates: January 18, 2017, April 3, 2017, July 3, 2017, and October 3, 2017 we issued 7,140 shares of Series A Preferred Stock to AAOF as payment under the terms of a Master Leasing Agreement (28,560 shares in total were issued).

On July 18, 2017, September 22, 2017, and December 4, 2017 we issued promissory notes in the amount of $1,000,000 and warrants to purchase 25,000 shares of common stock, respectively for each date ($3,000,000 in total for the notes and 75,000 for the warrants) to Dow pursuant to the Dow Facility. The notes are non-convertible and mature on December 1, 2021. The warrants have a seven-year maturity date with a strike price of $8.00 per share.

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

We sell products to customers around the world and have sold materials to over 1,000 customers in 47 countries since 2008. Some of these customers are research organizations and some are commercial organizations. Our customers have included well-known automotive and OEM suppliers around the world (Ford, Johnson Controls, Magna, Honda Engineering) world-scale lithium ion battery manufacturers in the US, South Korea and China (Samsung SDI, LG Chemical, Lishen, A123) and diverse specialty material companies (3M, BASF, Henkel, Dow, DuPont, Callaway) as well as leading research centers such as Lawrence Livermore National Laboratory and Oakridge National Laboratory. We have also licensed some of our base manufacturing technology to other companies and we consider technology licensing a component of our business model. Our licensees include POSCO, the third largest steel manufacturer in the world by volume of output (as reported by thebalance.com on October 13, 2017), and Cabot Corporation (“Cabot”), a leading global specialty chemicals and performance materials company. These licensees further extend our technology through their customer networks. Ultimately, we expect to benefit from royalties on sales of xGnP® nanoplatelets produced and sold by our licensees.

We target our xGnP® nanoplatelets for use in a range of large and growing end-use markets. Our proprietary manufacturing processes allow us to produce nanoplatelets with varying performance characteristics that can be tuned to specific end-use applications based on customer requirements. We manage our business with five major product lines at this time:

1.	Bulk Materials. We sell bulk materials under the trademarked brand name of xGnP® graphene nanoplatelets. These materials are produced in various grades, which are analogous to average particle thickness, and average particle diameters. There are four commercial grades (Grades C, H, M & R), each of which is offered in three variants that differ in either standard particle sizes, and/or surface areas ranging from 50 to 800 square meters per gram of material depending on the product. These bulk materials, which normally ship in the form of a dry powder, are especially applicable for use as additives in polymeric or metallic composites, or in coatings or other formulations where particular electrical, thermal or barrier applications are desired by our customers. We also offer our material in the form of dispersions of nanoplatelets in liquids such as water, alcohol, or organic solvents, or mixed into resins or polymers such as epoxies or urethanes.

2.	Composites. These consist of compositions of specially designed xGnP® graphene nanoplatelets formulated in pre-dispersed mixtures that can be easily dispersed in various polymers. Our integrated composites portfolio includes pre-compounded resins derived from a range of thermoplastics as well as mother batches of resins and xGnP® nanoplatelets and their combination with resins and fibers for use in various end-use applications that may include industrial, automotive and sporting goods and which have demonstrated efficacy in standard injection molding, compression molding, blow molding and 3-D processes, to name but a few. In addition, we offer various bulk materials with demonstrated efficacy in plastic composites to impart improved physical performance to such matrices, which may be supplied as dry powders or as aqueous or solvent-based dispersions or cakes. We have also targeted use of our graphene nanoplatelets as an additive in cement mixtures, which we believe results in improved barrier resistance, durability, toughness and corrosion protection. Our GNP® Concrete Additive promotes the formation of more uniform and smaller grain structure in the cement. This fine-grain and uniform structure gives concrete improvements in flexural and compressive strength. In addition, the embedded graphene nanoplatelets will stop cracks from forming and retard crack propagation, should any cracks form – the combination of which will improve lifetime and durability of cement.

3.	Energy Storage Materials. These value-added products consist of specialty advanced materials that have been formulated for specific applications in the energy storage segment. Chief among these is our proprietary, specially formulated silicon-graphene composite material (also referred to as “SiG” or “XG SiG®”) for use in lithium-ion battery anodes. XG SiG® targets the never-ending need for higher battery capacity and longer life. In several customer trials, our SiG material has demonstrated three to five times specific storage capacity improvement compared to what is currently available with conventional lithium ion batteries today. Additionally, we offer various bulk materials for use as conductive additives for cathodes and anodes in li-ion batteries, as an additive to anode slurries for lead-carbon batteries, and we are investigating the use of our materials as part of other battery components.

4.	Inks and Coatings. These value-added products consist of specially-formulated dispersions of xGnP® together with solvents, binders, and other additives to make electrically or thermally conductive products designed for printing or coating and which are showing promise in diverse customer applications such as advanced packaging, electrostatic dissipation and thermal management. We also offer a set of standardized ink formulations suitable for printing. These inks offer the capability to print electrical circuits or antennas, and might be suitable for other electrical or thermal applications. All of these formulations can be customized for specific customer requirements.

5.	Thermal Management Materials. These value-added products consist mainly of two types of products, our XG Leaf® sheet products and various custom thermal interface materials (XG TIM® or TIM) in the form of greases or pastes. XG Leaf® is a family of sheet products ideally suited for use in thermal management in portable electronics, which may include cell phones, tablets and notebook PC’s. As these devices continue to adopt faster electronics, higher data management capabilities, brighter displays with ever increasing definition, they generate more and more heat. Managing that heat is a key requirement for the portable electronics market and our XG Leaf® product line is well suited to address the need. These sheets are made using special formulations of xGnP® graphene nanoplatelets as precursors, along with other materials for specific applications. There are several different types of XG Leaf® available in various thicknesses, depending on the end-use requirements for thermal conductivity, electrical conductivity, or resistive heating. Our XG TIM® custom greases and pastes are also designed to be used in various high temperature environments. Additionally, we offer various bulk materials for use as active components in liquids, coatings and plastic composites to impart improved thermal management performance to such matrices.

Because graphene is a new material, many of our customers are still developing applications that use our products, and thus historically those customers have purchased products in quantities consistent with development purposes. The process of “designing-in” new materials is a relatively complex one and involves the use of relatively small amounts of the new material in laboratory and engineering development for an extended period of time. Following successful development, we believe customers that incorporate our materials into their products will then order much larger quantities of material to support commercial production. Thus, while many of our customers are currently purchasing our materials in kilogram (one or two pound) quantities, we believe many will require tons or even hundreds of tons of material when they commercialize products that incorporate our materials. Although, our customers are under no obligation to report to us on the usage of our materials, some have indicated that they have introduced or will soon introduce commercial products that use our materials.

We are tracking the commercial and development status of more than 75 different customer applications using our materials with some customers pursuing multiple applications. As of December 31, 2017, we had sixteen specific customer applications where our materials are incorporated into our customers’ products and such customers are actively promoting or selling these products to their own customers. In addition, we have another nine customer applications where our customers have indicated that they expect to begin shipping product incorporating our materials in the next 3 – 6 months, and we have another twenty customer applications where our customers have indicated an intent to commercialize in the next 6 – 9 months. We are also working with numerous additional customers that have not yet indicated an exact date for commercialization, but we believe have the potential to contribute to revenue in 2018. The following graphic demonstrates the trend over the past 7 quarters as an increasing number of customers indicate their intent to commercialize applications and move into actively selling or promoting products for future sales. We anticipate that the average order size for these customers will increase throughout 2018 as their demand grows. As a result, we believe we will begin shipping significantly greater quantities of our products, and thus continue scaling revenue in 2018. Based on the status of current discussions with customers and their feedback on the performance of our materials in their products, we believe we will be able to recognize approximately $10 – $20 million of revenue in 2018, although this cannot be assured.

Operating Segment

We have one reportable operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, we conduct research on graphene nanoplatelets and related products, and licenses our technology as appropriate. As of December 31, 2017, we shipped products on a worldwide basis, but all of our assets were located within the United States.

Our Critical Accounting Policies

US generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in our consolidated financial statements include, but are not limited to, those related to revenues, the fair values of stock-based compensation, derivative financial instrument liabilities, and liquidity. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Revenue Recognition

We recognize revenues when (a) the price is fixed or determinable, (b) persuasive evidence of a sales arrangement exists, (c) the service is performed, or delivery has occurred and (d) collectability of the resulting receivable is reasonably assured.

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

Expected Stock Price Volatility: Because we are a company with very limited stock sales history (we have an Offering whereby we are selling stock directly to investors without the assistance of an investment bank nor are we registered on any market or public exchange), we use a blended average weekly volatility of certain publicly traded peer companies. We believe that the use of this blended average peer volatility is reflective of market conditions and a reasonable indicator of our expected future volatility.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our derivative liabilities are classified as Level 3 within the fair value hierarchy because they were valued using other unobservable inputs. The valuation technique used to measure fair value of the derivative liabilities is based on a lattice model with significant assumptions and inputs determined by the Company. A lattice model was used to estimate the fair value of the derivative liabilities because management believes it reflects all of the assumptions that market participants would likely consider including early exercise of the warrants. The fair value of the derivative liabilities will be significantly influenced by the fair value of our common stock, stock price volatility and the risk-free interest components of the lattice technique.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. The terms of convertible preferred stock and convertible notes that we have issued in the past were reviewed to determine whether or not they contain embedded derivative instruments that are required by ASC 815: “Derivatives and Hedging” to be accounted for separately from the host contract and recorded at fair value. In addition, freestanding warrants are also reviewed to determine if they achieve equity classification. Certain warrants that we have issued did not meet the conditions for equity classification and are classified as derivative instrument liabilities measured at fair value. The fair values of these derivative liabilities are revalued at each reporting date, with the change in fair value recognized in earnings. See Note 9 of the consolidated financial statements for additional information.

Liquidity

We have historically incurred recurring losses from operations and we may continue to generate negative cash flows as we implement our business plan. Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of December 31, 2017, we had cash on hand of $2,845,798 and at March 30, 2018 cash on hand of $2,285,182. We believe our cash is sufficient to fund our operations through March 2019 when taking into account various sources of funding and cash received from continued commercial sales transactions. We intend that the primary means for raising funds will be through our Offering of common stock and the additional $5 million of proceeds from the Dow Facility available to us after we have raised $10 million of equity capital as measured in the period beginning on November 1, 2016, however we can make no assurances that we will raise $10 million of equity capital and access the additional $5 million under the Dow Facility. At March 30, 2018 we have raised $6,149,024 towards this $10,000,000 requirement. Taking into account the cash position at March 30, noted above, an additional $3.85 million in proceeds from the Offering, which would allow us to draw up to $5 million from the Dow Facility, we believe that we can fund our operations including planned capital expenditures through March 31, 2019. In addition, two of our shareholders have committed to provide up to $4.5 million in funding for the twelve-month period ended March 31, 2019 to the extent the Company has been unable to raise such funds from other third parties.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We performed an analysis and concluded that the amendment will not have a material impact on our financial condition or results of operations.

ASC 606 will become effective for us beginning with the first quarter of 2018, and we plan to adopt the new accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We will record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our consolidated financial statements. Application of the transition requirements of the new standard will not have a material impact on opening retained earnings.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also aligns the GAAP presentation with International Financial Reporting Standards and will remedy the long-standing conflict with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which indicates that debt issuance costs do not meet the definition of an asset, because they provide no future economic benefit. ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The adoption of this guidance during the year ended December 31, 2016 did not have a material impact on our consolidated statements of financial position, results of operations, or cash flows.

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard during December 31, 2017 did not have a material effect on our consolidated statements of financial position, results of operations, or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, (“ASU 2015-11”), Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to measure in scope inventory at the lower of cost and net realizable value. The amendment does not apply to inventory that is measured using last-in, first-out or the retail inventory method. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and is to be applied prospectively. The adoption of this standard during the year ended December 31, 2017 did not have a material effect on our consolidated statements of financial position, results of operations, or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2018 using a retrospective approach. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). This update changes the classification analysis of certain equity-linked financial instruments with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instrument, securities with anti-dilution features no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, freestanding equity-linked financial instruments (or embedded conversion features) would no longer be accounted for as derivative liabilities at fair value because of the existence of an anti-dilution feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share in accordance with ASC Topic 260 to recognize the effect of the anti-dilution feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The guidance in this Update is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018, with earlier adoption permitted. When adopted in an interim period, any adjustments are reflected as of the beginning of the fiscal year that includes that interim period. We elected to early adopt ASU 2017-11 during September 30, 2017 by applying the standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017 (see Note 9 to the Financial Statements). There were 972,720, warrants indexed to Series A Preferred Stock which were originally recorded as derivative liabilities because of their anti-dilution features. We chose to early adopt ASU 2017-11 because it permitted these warrants to be recorded as equity rather than derivative liabilities.

With the exception of the standards discussed above, we believe there have been no new accounting pronouncements effective or not yet effective which have significance, or potential significance, to our Consolidated Financial Statements.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including exemptions from the requirement to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of: the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of our Offering; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations for the Year Ended December 31, 2017 Compared with the Year Ended December 31, 2016

The following table summarizes the results of our operations for the years ended December 31, 2017 and 2016.

	Year Ended December 31		Change 2017 – 2016
	2017	2016 (restated)	$	%
Total Revenues	$1,805,133	$736,490	1,068,643	145.1
Cost of Goods Sold	2,652,776	1,586,662	1,066,114	67.2
Gross Loss	(847,643)	(850,172)	2,529	(.3)
Research & Development Expense	923,419	1,124,165	(200,746)	(17.9)
Sales, General & Administrative Expense	4,434,322	3,548,605	885,717	25.0
Total Operating Expense	5,357,741	4,672,770	684,971	14.7
Operating Loss	(6,205,384)	(5,522,942)	(682,442)	12.4
Other Expense	(373,309)	(226,805)	(146,504)	64.6
Net Loss	$(6,578,693)	$(5,749,747)	(828,946)	14.4

Revenues

Revenues for the years ended December 31, 2017 and 2016, by category, are shown below.

	Year Ended December 31		Change 2017 – 2016
	2017	2016	$	%
Product Sales	$1,605,178	$356,730	1,248,448	350.0
Grants	124,955	279,760	(154,805)	(55.3)
Licensing Revenues	75,000	100,000	(25,000)	(25.0)
Total	$1,805,133	$736,490	1,068,643	145.1

Product sales consist of two broad categories: (1) material sold to customers for research or development purposes; and (2) production orders for customers. Typically, the order sizes for the first category are relatively small, however we expect orders in the second category to be much larger in the future. For the year ended December 31, 2017, product sales increased by $1,248,448 or 350% from the comparable period in the prior year. The main reason for the increase in product sales was customers moving through development programs towards commercialization, requiring larger quantities of our materials for advanced testing, pilot production and commercial-scale production activities. We believe that those customers already in production will increase their order volume as demand increases and other customers will begin to move into commercial volume production as they gain more experience in working with our materials and engage their own customers.

Order Summary

The table below shows a comparison of domestic and international orders fulfilled (note that this does not include orders for free samples). The table also includes the average order size for product sales. These numbers indicate that our customer base remains active with research and development projects that use our materials, but that the order size is increasing as more customers approach commercial status with products using our materials. The average order size for the product revenue during the year ended December 31, 2017 increased by 337% as compared to the same period in 2016. Although the average size of these orders is still relatively small, we have begun shipping in metric ton quantities to multiple customers.

	Year Ended December 31		Change 2017 – 2016
	2017	2016	$	%
Number of orders – domestic	114	109	5	5
Number of orders – international	146	137	9	7
Number of orders – total	260	246	14	6
Average order size – $	$6,174	$1,453	$4,721	325%

Grant Revenue

Grant revenues of $124,955 in 2017 consisted of proceeds from sources as shown in the table below. The largest of these sources in both 2017 and 2016 came from the Department of Energy or DOE. In June 2016, a $150,000, nine-month DOE Phase I Small Business Innovation Research (SBIR) grant was awarded to develop and demonstrate a composite anode material that delivers improved capacity retention during full lithium-ion battery charge to further the nation’s energy strategy to reduce reliance on fossil fuels and improve the environment. As of the grant expiration date of March 14, 2017, $149,979 had been billed against it. The grant is considered billed in full and completed. The table below shows the components of grant revenue.

	Year Ended December 31
	2017	2016
US Department of Energy	$93,747	$214,597
Grand Valley State	—	25,000
Daimler / University of Michigan	31,208	40,163
Total	$124,955	$279,760

Licensing Revenue

The Company and POSCO, a shareholder of the Company, entered into a license agreement dated June 8, 2011, pursuant to which POSCO agreed to pay a minimum annual royalty of $100,000 per year if certain circumstances existed, among other things. The Company believed that this minimum annual royalty became due annually beginning on February 28, 2015, and up until June 30, 2017, recorded this royalty revenue at a rate of $25,000 per quarter. POSCO disputed its obligation to pay this minimum annual royalty and did not pay the royalty in any prior year. We filed a demand for arbitration in the International Court of Arbitration on March 9, 2016, in an effort to resolve the dispute. Pursuant to a confidential settlement, on November 3, 2017, the Company and POSCO agreed to settle the dispute and to dismiss the arbitration. Amounts owed to us were paid by POSCO in November 2017. There were no amounts due and recorded on our balance sheet at December 31, 2017.

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

Gross Profit Summary

The following table shows the relationship of direct costs to product sales for the years ended December 31, 2017 and 2016:

Gross Profit Summary

	Year Ended December 31		Change 2017 – 2016
	2017	2016	$	%
Product Sales	$1,605,178	$356,730	1,248,448	350.0
Direct Costs	911,115	172,394	738,721	428.5
Direct Cost Margin	694,063	184,336	509,727	276.5
% of Sales	43.2%	51.7%

Unallocated Manufacturing Expense	1,741,661	1,414,268	327,393	23.1
Gross Loss on Product Sales	$(1,047,598)	$(1,229,932)	182,334	(14.8)

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

For the year ended December 31, 2017, unallocated manufacturing expenses increased by 23% to $1,741,661 as compared to $1,414,268 in 2016. The increase of $327,393 is largely due to higher levels of manufacturing overhead expense as we prepare for and fulfill higher volume commercial orders.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2017 decreased by 18% to $923,419 as compared to $1,124,165 for the year ended December 31, 2016. The decrease of $200,746 is largely due to the higher expenses incurred in 2016 to work on and complete the DOE Phase I SBIR grant discussed above.

Sales, General and Administrative Expenses

During 2017 we incurred selling, general and administrative expenses (SG&A) of $4,434,322. This is an increase of $885,717 or 25% from 2016 which was primarily the result of a one-time, non-cash charge of $501,071 recorded in July 2017 to account for the cancellation and replacement of certain stock options. See Note 12 in the financial statements for further discussion of the modifications. In addition, during the third quarter of 2016 we incurred a $182,146 reduction in SG&A expenses associated with reclassifying certain expenses related to the DOE Phase I SBIR grant into our research and development expenses. This resulted in a reduction of SG&A expenses in 2016 that did not occur in 2017. As we continue to grow and gain traction in the marketplace we expect that our SG&A expenses will fluctuate but should stabilize and become more fixed in nature as we achieve economies of scale.

Other Income (Expense)

The following table shows a comparison of other income and expense by major expense component for the years ended December 31, 2017 and 2016:

	Year Ended December 31		Change 2017 – 2016
	2017	2016 (restated)	$	%
Interest expense, net	$(254,091)	$(298,208)	44,117	(14.8)
Gain (loss) from change in fair value of derivative liability - warrants	(46,612)	61,911	(108,523)	(175.3)
Government incentives, net	(72,606)	79,635	(152,241)	(191.2)
Loss on disposal of equipment and intangible assets	—	(70,143)	70,143	(100.0)
Total	$(373,309)	$(226,805)	(146,504)	64.6

Interest expense, net of interest income in the year ended December 31, 2017, decreased by $44,117 compared to 2016. The net decrease in expense reflects the principal reductions (pay downs) of our capital lease commitments.

Gain/(loss) from changes in the fair value of derivative liability warrants from the previous valuation period are characterized as other (expense)/other income on our Statement of Operations as a result of the GAAP requirement to use variable accounting for such instruments. These values fluctuate from period to period as a result of updating inputs used in the trinomial lattice model used to value such warrants, including risk free rate, volatility, remaining term of each warrant, and the underlying stock price assumption used in such calculations. In 2017 we implemented ASU 2017-11 and reclassified 224,897 warrants related to Series B Preferred stock from derivative liabilities to equity and we are no longer required to record the change in fair values for these instruments. See Note 2 and Note 9 for further information.

Government incentives include accruals for incentive awards from state and local government entities relating to new hires during the period indicated, net of any true up of previous accruals to reflect actual payments. In 2016, we accrued $74,000 for expected incentive awards from the Michigan Economic Growth Authority (MEGA), based on our experience in receiving such incentive awards over the previous four years for our hiring practices. Upon review by MEGA in May 2017, our 2016 incentive was declined, because of our failure to meet a baseline assumed hiring threshold, which we missed by two full-time equivalent employees by December 31, 2016. Since 2016 was the final year for this incentive award program, we wrote off this previously accrued award in 2017, and thus we recorded a loss of $74,024 in the year ended December 31, 2017. This loss was offset by a small state incentive, $1,418, received in 2017.

Cash Flow Summary

The following condensed cash flow statement compares cash flow from operating, investing, and financing activities for the year ended 2017 and 2016. Net cash used by operating activities increased 17% during 2017 as compared to 2016 because of higher levels of manufacturing overhead expense as we prepared for and fulfilled higher volume commercial orders.

	Year Ended December 31		Change 2016 – 2017
	2017	2016	$	%
Cash, beginning of period	$1,785,343	$1,060,224	725,119	68.4
Net Cash provided (used) by:
Operating activities	(4,623,996)	(3,964,206)	(659,790)	16.6
Investing Activities	(743,196)	(216,777)	(526,419)	242.8
Financing Activities	6,427,647	4,906,102	1,521,545	31.0
Net increase (decrease) in cash	1,060,455	725,119	335,336	46.2
Cash, end of period	$2,845,798	$1,785,343	1,060,455	59.4

Net cash used in operating activities for the year ended December 31, 2017 and 2016 was $4,623,996 and $3,964,206, respectively.

Investing activities for the year ended December 31, 2017 included net capital expenditures for the purchase of property and equipment of $602,237 and $140,957 for intellectual property as compared with $93,002 for property and equipment and $123,775 for intellectual property during the same period in 2016. These levels of capital expenditures are higher as we have begun to update and install equipment necessary to increase production capacity to meet anticipated customer orders for those customers who are moving into commercialization of products containing our materials.

Financing activities provided a net increase in cash of $6,427,647 and $4,906,102 for the year ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2017 gross proceeds from the issuance of common stock was $3,665,400 and stock issuance expenses were $237,227 as compared to proceeds from the issuance of common stock for the year ended December 31, 2016 of $4,069,255 and stock issuance expenses of $638,174. Financing activities for the year ended December 31, 2017 also included $3,000,000 of loan proceeds from the Dow Facility (see Note 7 of our financial statements in this report) versus $2,000,000 during the year ending December 31, 2016.

Liquidity and Capital Expenditures

We have historically incurred losses from operations and we may continue to generate negative cash flows as we implement our business plan. Our condensed consolidated financial statements are prepared using US GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In December 2016, we entered into the Dow Facility to provide up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. We received $2 million at closing, $1 million on each of July 18, 2017, September 22, 2017 and December 4, 2017. After December 1, 2017, an additional $5 million becomes available under the Dow Facility if we have raised $10 million of equity capital after October 31, 2016.

As of December 31, 2017, we had cash on hand of $2,845,798 and at March 30, 2018 cash on hand of $2,285,182. We believe our cash is sufficient to fund our operations through March 2019 when taking into account various sources of funding and cash received from continued commercial sales transactions. We intend that the primary means for raising funds will be through our Offering of common stock and the additional $5 million of proceeds from the Dow Facility available to us after we have raised $10 million of equity capital as measured in the period beginning on November 1, 2016, however we can make no assurances that we will raise $10 million of equity capital and access the additional $5 million under the Dow Facility. At March 30, 2018 we have raised $6,149,024 towards this $10,000,000 requirement. Taking into account the cash position at March 30, noted above, an additional $3.85 million in proceeds from the Offering, which would allow us to draw up to $5 million from the Dow Facility, we believe that we can fund our operations including planned capital expenditures through March 31, 2019. In addition, two of our shareholders have committed to provide up to $4.5 million in funding for the twelve-month period ended March 31, 2019 to the extent the Company has been unable to raise such funds from other third parties.

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

XG SCIENCES, INC.

Consolidated Financial Statements

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

XG Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of XG Sciences, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for warrants in 2017 due to the adoption of Accounting Standards Update No. 2017-11, Earnings Per Share, Distinguishing Liabilities From Equity, Derivatives and Hedging.

We have served as the Company’s auditor since 2012.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

Tampa, FL

April 2, 2018

XG SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2017 AND 2016

	2017	2016
ASSETS		(Restated)
CURRENT ASSETS
Cash	$2,845,798	$1,785,343
Accounts receivable, less allowance for doubtful accounts of $40,000 in 2017 and $10,000 in 2016, respectively	468,623	99,078
Inventories	171,864	205,973
Incentive refunds receivable	—	165,635
Other current assets	15,781	174,495
Total current assets	3,502,066	2,430,524

PROPERTY, PLANT AND EQUIPMENT, NET	2,601,571	2,886,421

RESTRICTED CASH FOR LETTER OF CREDIT	195,792	195,499

LEASE DEPOSIT	20,156	—

INTANGIBLE ASSETS, NET	571,938	478,019

TOTAL ASSETS	$6,891,523	$5,990,463
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$858,077	$964,757
Deferred revenue	7,298	6,428
Current portion of capital lease obligations	118,553	268,667
Total current liabilities	983,928	1,239,852

LONG-TERM LIABILITIES
Long-term portion of capital lease obligations	15,527	115,106
Long term debt	4,794,596	1,862,120
Derivative liability – warrants	—	249,807
Total long-term liabilities	4,810,123	2,227,033

TOTAL LIABILITIES	5,794,051	3,466,885

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, 3,000,000 shares authorized, 1,857,816 and 1,829,256 shares issued and outstanding, liquidation value of $22,293,792 and $21,951,072 at December 31, 2017 and December 31, 2016, respectively	21,917,046	21,574,360
Series B Preferred Stock, 1,500,000 shares authorized, 0 shares issued and outstanding, liquidation value of $0 at December 31, 2017 and December 31, 2016, respectively	—	—
Common stock, no par value, 25,000,000 shares authorized, 2,353,350 and 1,885,175 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	19,116,012	15,647,839
Additional paid-in capital	7,831,958	6,490,230
Accumulated deficit	(47,767,544)	(41,188,851)
Total stockholders’ equity	1,097,472	2,523,578

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,891,523	$5,990,463

See notes to consolidated financial statements

XG SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
REVENUE		(Restated)
Product sales	$1,605,178	$356,730
Grants	124,955	279,760
Licensing revenue	75,000	100,000
Total revenues	1, 805,133	736,490

COST OF GOODS SOLD
Direct costs	911,115	172,394
Unallocated manufacturing expenses	1,741,661	1,414,268
Total cost of goods sold	2,652,776	1,586,662

GROSS LOSS	(847,643)	(850,172)

OPERATING EXPENSES
Research and development	923,419	1,124,165
Sales, general and administrative	4,434,322	3,548,605
Total operating expenses	5,357,741	4,672,770

OPERATING LOSS	(6,205,384)	(5,522,942)

OTHER INCOME (EXPENSE)
Interest expense, net	(254,091)	(298,208)
Gain (loss) from change in fair value of derivative liability – warrants	(46,612)	61,911
Government incentives, net	(72,606)	79,635
Loss on disposal of equipment and intangible assets	—	(70,143)
Total other income (expense)	(373,309)	(226,805)

NET LOSS	$(6,578,693)	$(5,749,747)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and diluted	2,077,870	1,112,647
NET LOSS PER SHARE – Basic and diluted	$(3.17)	$(5.17)

See notes to consolidated financial statements

XG SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Preferred stock (A)		Preferred stock (B)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2015	1,800,696	$21,291,912	269,987	$3,651,533	836,544	$8,565,225	$5,791,074	$(43,371,368)	$(4,071,624)

Stock issued for cash	—	—	—	—	508,657	4,069,255	—	—	4,069,255
Stock issuance fees and expenses	—	—	—	—	—	(638,174)	—	—	(638,174)
Series B stock exchanged for common stock	—	—	(269,987)	(3,651,533)	539,974	3,651,533	—	—	—
Reclassification of Derivative Liability to Equity	—	—	—	—	—	—	51,418	—	51,418
Warrants issued with Bridge Financings	—	—	—	—	—	—	24,060	—	24,060
Warrants issued with Dow Financing	—	—	—	—	—	—	143,146	—	143,146
Preferred stock issued to pay capital lease obligations	28,560	342,685	—	—	—	—	—	—	342,685
Stock-based compensation	—	—	—	—	—	—	480,532	—	480,532
Net loss	—	—	—	—	—	—	—	(5,528,162)	(5,528,162)
Balances, December 31, 2016	1,829,256	21,634,597	—	—	1,885,175	$15,647,839	6,490,230	(48,899,530)	(5,126,864)
Reclassification of Derivative Liability balance at December 31, 2016 to Equity, see note 2	—	(60,237)	—	—	—	—	—	7,710,679	7,650,442
Balances, December 31, 2016, (Restated) – see note 2	1,829,256	21,574,360	—	—	1,885,175	15,647,839	6,490,230	(41,188,851)	2,523,578
Stock issued for cash	—	—	—	—	458,175	3,665,400	—	—	3,665,400
Stock issuance fees and expenses	—	—	—	—	—	(237,227)	—	—	(237,227)
Reclassification of Derivative Liability to Equity – see note 2	—	—	—	—	—	—	296,419	—	296,419
Warrants issued with Dow Financing	—	—	—	—	—	—	229,225	—	229,225
Preferred stock issued to pay capital lease obligations	28,560	342,686	—	—	—	—	—	—	342,686
Stock-based compensation	—	—	—	—	10,000	40,000	816,084	—	856,084
Net loss	—	—	—	—	—	—	—	(6,578,693)	(6,578,693)

Balances, December 31, 2017	1,857,816	$21,917,046	—	$—	2,353,350	$19,116,012	$7,831,958	$(47,767,544)	$1,097,472

See notes to consolidated financial statements

XG SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES		(Restated)
Net loss	$(6,578,693)	$(5,749,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	887,089	908,896
Amortization of intangible assets	47,038	38,336
Loss on disposal of equipment and intangible assets	—	70,143
Provision for bad debts	30,000	—
Stock-based compensation expense	856,084	480,532
Non-cash interest expense	255,221	250,471
Loss (gain) from change in fair value of derivative liability – warrants	46,612	(61,911)
(Increase) Decrease in:
Accounts receivable	(399,545)	(44,665)
Inventories	34,109	23,061
Incentive refund receivable	165,635	(79,635)
Other current assets	158,714	(66,402)
Other assets	(20,450)	(293)
Increase (Decrease) in:
Accounts payable and other liabilities	(180,853)	303,112
Accrued compensation	74,173	(42,532)
Deferred revenue	870	6,428
NET CASH USED IN OPERATING ACTIVITIES	(4,623,996)	(3,964,206)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(602,239)	(93,002)
Purchases of intangible assets	(140,957)	(123,775)
NET CASH USED IN INVESTING ACTIVITIES	(743,196)	(216,777)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances (repayments) on short-term notes, net	—	(550,000)
Advances (repayments) of capital lease obligations	(526)	25,021
Proceeds from long-term loan	3,000,000	2,000,000
Proceeds from issuance of common stock	3,665,400	4,069,255
Common stock issuance fees and expenses	(237,227)	(638,174)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,427,647	4,906,102

NET INCREASE IN CASH	1,060,455	725,119
CASH AT BEGINNING OF PERIOD	1,785,343	1,060,224

CASH AT END OF PERIOD	$2,845,798	$1,785,343

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$—	$48,360
Value of preferred stock issued for AAOF capital lease obligations	$342,686	$342,686
Property and equipment additions under capital leases	$18,975	$38,998
Reclassification of derivative liability warrants to equity	$296,419	$7,650,442
Warrants issued with bridge financings	$—	$24,060
Warrants issued with Dow financing	$229,225	$143,146
Conversion of Series B stock to common stock	$—	$3,651,533

See notes to consolidated financial statements

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

XG Sciences, Inc., a Michigan company located in Lansing, Michigan and its subsidiary, XG Sciences IP, LLC (collectively referred to as “we”, “us”, “our”, or the “Company”) manufactures graphene nanoplatelets, using two proprietary manufacturing processes to split natural flakes of crystalline graphite into very small and thin particles, which we sell as xGnP® graphene nanoplatelets. We sell our nanoparticles in the form of bulk powders or dispersions to other companies for use as additives to make composite and other materials with specially engineered characteristics. We also manufacture and sell integrated, value-added products containing these graphene nanoplatelets such as greases, composites, thin sheets, inks and coating formulations that we sell to other companies. Additionally, we license our technology to other companies in exchange for royalties and other fees.

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

In December 2016, we entered into a draw loan note and agreement (the “Dow Facility”) with The Dow Chemical Company (“Dow”) to provide up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. We received $2 million at closing, $1 million on each of July 18, 2017, September 22, 2017, and December 4, 2017. We currently have an additional $5 million that becomes available under the Dow Facility once we have raised $10 million of equity capital after October 31, 2016.

As of December 31, 2017, we had cash on hand of $2,845,798 and at March 30, 2018 cash on hand of $2,285,182. We believe our cash is sufficient to fund our operations through March 2019 when taking into account various sources of funding and cash received from continued commercial sales transactions. We intend that the primary means for raising funds will be through our Offering of common stock and the additional $5 million of proceeds from the Dow Facility available to us after we have raised $10 million of equity capital as measured in the period beginning on November 1, 2016, however we can make no assurances that we will raise $10 million of equity capital and access the additional $5 million under the Dow Facility. At March 30, 2018 we have raised $6,149,024 towards this $10,000,000 requirement. Taking into account the cash position at March 30, noted above, an additional $3.85 million in proceeds from the Offering, which would allow us to draw up to $5 million from the Dow Facility, we believe that we can fund our operations including planned capital expenditures through March 31, 2019. In addition, two of our shareholders have committed to provide up to $4.5 million in funding for the twelve-month period ended March 31, 2019 to the extent the Company has been unable to raise such funds from other third parties.

There can be no assurance that we will be able to raise additional equity capital in the Offering or in subsequent equity offerings or that the terms and conditions of any future financings will be workable or acceptable to us and our stockholders. In the event we are unable to fund our operations from existing cash on hand, operating cash flows, additional borrowings or raising equity capital, we may be forced to reduce our expenses, slow down our growth rate, or discontinue operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Revenue Recognition

We recognize revenues when (a) the price is fixed or determinable, (b) persuasive evidence of a sales arrangement exists, (c) the service is performed, or delivery has occurred and (d) collectability of the resulting receivable is reasonably assured.

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

Sales and Marketing Expense

Sales and marketing costs include compensation, travel, and business development expenses including free samples provided to customers. These costs are expensed as incurred. Product marketing allowances are recorded at the estimated out of pocket cost necessary to produce the product in the period the allowance is granted. Advertising costs are expensed at the time they are incurred and were not material for the years ended December 31, 2017 and 2016.

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Income Taxes

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax position changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2017, we believe we have appropriately accounted for any unrecognized tax benefits. We are not aware of any uncertain tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The Tax Act changed many aspects of U.S. corporate income taxation and included reduction of the corporate income tax rate from 35% to 21%.  The Company will continue to assess its provision for income taxes as future guidance is issued but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

Net Income (Loss) Per Common Share

We compute net income or (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accountings Standards Codification (“ASC”) Topic 260: Earnings Per Share. Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares outstanding during the applicable period, plus the effect of potentially dilutive securities. Potentially dilutive securities consist of shares potentially issuable pursuant to stock options and warrants as well as shares that would result from full conversion of all outstanding convertible securities. These potentially dilutive securities were 3,081,487 and 2,699,112  as of December 31, 2017 and 2016 and are excluded from diluted net loss per share calculations because they are anti-dilutive. As a result, for the years ended December 31, 2017 and 2016, basic and diluted net loss per share was the same.

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

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The Company has established policies for extending credit to customers based upon factors including the customers’ credit worthiness, historical trends and other information. Nonetheless the collectability of accounts receivable is affected by regional economic conditions and other factors.

Inventory

Inventory consists of raw materials, work-in-process and finished goods, all of which are stated at the lower of cost or market. Cost is determined on a first in, first out basis.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation and amortization. Property and equipment generally includes purchases of items with a cost greater than $3,000 and a useful life greater than one year. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the related lease terms or their estimated useful lives.

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

Recoverability and Impairment of Long-Lived Assets

Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The judgments we make related to the expected useful lives of long-lived assets, definitions of lease terms and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, and other factors, such as our ability to sell our assets held for sale. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize an impairment loss. Based on a review of operating results, we believe the carrying values of our long-lived assets are recoverable at December 31, 2017 and 2016.

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

In addition to the costs of managing in-licensed intellectual property, we also file for patent protection for inventions and other intellectual property generated by our employees. All patents are evaluated for filing in international markets on a case-by-case basis and are filed in the United States and in selected international markets as considered appropriate. All external legal and filing costs related to patent applications, patent filings, ongoing registrations, overseas filings, and legal opinions related thereto are capitalized as intangible assets at cost and amortized over a period of 15 years from the date incurred, or the remaining useful life of the associated patent, whichever is shorter.

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

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2017 AND 2016

Incentive Refund

As of December 31, 2017, and 2016, we had $0 and $165,635 of incentive refunds due from the Michigan Economic Growth Authority under a five-year agreement signed on January 19, 2011. These incentive payments are awarded annually based on a pre-determined formula relating to the number of jobs created, average compensation, and total payroll and benefits for jobs created by XG Sciences in Michigan. These refunds are paid in cash during the year following the refund period. There is no requirement to have taxable income to receive these incentive payments. The five-year agreement expired December 31, 2016.

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

Expected Stock Price Volatility: Because we are a company with very limited stock sales history (we have an Offering whereby we are selling stock directly to investors without the assistance of an investment bank nor are we registered on any market or public exchange), we use a blended average weekly volatility of certain publicly traded peer companies. We believe that the use of this blended average peer volatility is reflective of market conditions and a reasonable indicator of our expected future volatility.

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

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Our derivative liabilities are classified as Level 3 within the fair value hierarchy because they were valued using other unobservable inputs. The valuation technique used to measure fair value of the derivative liabilities is based on a lattice model with significant assumptions and inputs determined by the Company. A lattice model was used to estimate the fair value of the derivative liabilities because management believes it reflects all of the assumptions that market participants would likely consider including early exercise of the warrants. The fair value of the derivative liabilities will be significantly influenced by the fair value of our common stock, stock price volatility and the risk-free interest components of the lattice technique.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. The terms of convertible preferred stock and convertible notes that we issue are reviewed to determine whether or not they contain embedded derivative instruments that are required by ASC 815: “Derivatives and Hedging” to be accounted for separately from the host contract and recorded at fair value. In addition, freestanding warrants are also reviewed to determine if they achieve equity classification. Certain stock warrants that we have issued did not meet the conditions for equity classification and are classified as derivative instrument liabilities measured at fair value. The fair values of these derivative liabilities are revalued at each reporting date, with the change in fair value recognized in earnings. See Note 9 for additional information.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). This update changes the classification analysis of certain equity-linked financial instruments with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instrument, securities with anti-dilution features no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, freestanding equity-linked financial instruments (or embedded conversion features) would no longer be accounted for as derivative liabilities at fair value because of the existence of an anti-dilution feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share in accordance with ASC Topic 260 to recognize the effect of the anti-dilution feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The guidance in this Update is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018, with earlier adoption permitted. When adopted in an interim period, any adjustments are reflected as of the beginning of the fiscal year that includes that interim period. We elected to early adopt ASU 2017-11 at September 30, 2017 by applying the standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017 (see Note 9). There were 972,720, warrants indexed to Series A Preferred Stock which were originally recorded as derivative liabilities because of their anti-dilution features. We chose to early adopt ASU 2017-11 because it permitted these warrants to be recorded as equity rather than derivative liabilities. If ASU 2017-11 had been effective in 2016, it would have resulted in a decrease in the derivative liability and a corresponding decrease in the accumulated deficit of $7,650,443 as of December 31, 2016. The impact to the financial statements for the year ended December 31, 2016 is as follows:

	Year ended December 31, 2016
	As previously	As
	reported	Adjusted
Operating loss	$(5,522,942)	$(5,522,942)

Other income (expense):
Incentive refund and interest income	80,259	79,635
Interest expense, net	(298,832)	(298,208)
Gain from change in fair value of derivative warrants	283,496	61,911
Loss on disposal of equipment and intangible assets	(70,143)	(70,143)
Total other income (expense)	(5,220)	(226,805)

Net loss	$(5,528,162)	$(5,749,747)

XG SCIENCES, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The impact to the balance sheet as of December 31, 2016 is as follows:
	As previously	As
	reported	Adjusted

Derivative liability-warrants	$7,900,249	$249,807
Total long-term liabilities	$9,877,475	$2,227,033
Total liabilities	$11,117,327	$3,466,885
Series A convertible preferred stock	$21,634,597	$21,574,360
Accumulated deficit	$(48,899,530)	$(41,188,851)
Total liabilities and stockholder’s deficit	$5,990,463	$5,990,463

Fair Value Measurements

The liabilities measured at fair value on a recurring basis using significant unobservable inputs during the year ended December 31, 2017 is as follows:

	2017	2016
Balance at January 1	$249,807	$8,235,163
(Gain) Loss recognized in earnings	46,612	(283,496)
Reclass to equity-Waiver of Exchange Rights	—	(51,418)
Reclass to equity-Adoption of ASU 2017-11	—	(7,650,442)
Reclass to equity-Series B Amendment	(296,419)	—
Balance at December 1	$—	$249,807

As mentioned in further detail in Notes 8 and 9, the warrants issued in connection with the Series B Units were classified as liabilities until September 30, 2017 when they were reclassified to equity after it was determined they no longer required liability classification.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU No. 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for us on January 1, 2018. Early adoption is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We performed an analysis and concluded that the amendment will not have a material impact on our financial condition or results of operations.

ASC 606 will become effective for us beginning with the first quarter of 2018, and we plan to adopt the new accounting standard using the modified retrospective transition approach. The modified retrospective transition approach will recognize any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We will record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, nothing has come to our attention that would indicate that adoption of the new standard will have a material impact on our consolidated financial statements. Application of the transition requirements of the new standard will not have a material impact on opening retained earnings.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03. ASU 2015-03 requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The standard also aligns the GAAP presentation with International Financial Reporting Standards and will remedy the long-standing conflict with the guidance in FASB Concepts Statement No. 6, Elements of Financial Statements, which indicates that debt issuance costs do not meet the definition of an asset, because they provide no future economic benefit. ASU No. 2015-03 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance will be applied on a retrospective basis. The adoption of this guidance during the year ended December 31, 2016 did not have a material impact on our consolidated statements of financial position, results of operations, or cash flows.

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

On March 30, 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies various aspects related to the accounting and presentation of share-based payments. The amendments require entities to record all tax effects related to share-based payments at settlement or expiration through the income statement and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. Further, the amendments allow the entities to make an accounting policy election to either estimate forfeitures or recognize forfeitures as they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard during December 31, 2017 did not have a material effect on our consolidated statements of financial position, results of operations, or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, (“ASU 2015-11”), Inventory (Topic 330): Simplifying the Measurement of Inventory. ASU 2015-11 requires an entity to measure in scope inventory at the lower of cost and net realizable value. The amendment does not apply to inventory that is measured using last-in, first-out or the retail inventory method. For public entities, ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years, and is to be applied prospectively. The adoption of this standard during the year ended December 31, 2017 did not have a material effect on our consolidated statements of financial position, results of operations, or cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230). This update provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for annual and interim periods beginning after December 15, 2017, which will require us to adopt these provisions in the first quarter of fiscal 2018 using a retrospective approach. Early adoption is permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). This update changes the classification analysis of certain equity-linked financial instruments with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instrument, securities with anti-dilution features no longer preclude equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, freestanding equity-linked financial instruments (or embedded conversion features) would no longer be accounted for as derivative liabilities at fair value because of the existence of an anti-dilution feature. For freestanding equity classified financial instruments, ASU 2017-11 requires entities that present earnings per share in accordance with ASC Topic 260 to recognize the effect of the anti-dilution feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. The guidance in this Update is effective for fiscal years, and interim period within those fiscal years, beginning after December 15, 2018, with earlier adoption permitted. When adopted in an interim period, any adjustments are reflected as of the beginning of the fiscal year that includes that interim period. We elected to early adopt ASU 2017-11 during September 30, 2017 by applying the standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017 (see Note 9 to the Financial Statements). There were 972,720, warrants indexed to Series A Convertible Preferred Stock which were originally recorded as derivative liabilities because of their anti-dilution features. We chose to early adopt ASU 2017-11 because it permitted these warrants to be recorded as equity rather than derivative liabilities.

With the exception of the standards discussed above, we believe there have been no new accounting pronouncements effective or not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain of these exemptions, including exemptions from the requirement to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of: the last day of the fiscal year in which we have total annual gross revenues of $1.0 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of our Offering; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

The following amounts were included in inventory at the end of the period:	Year Ended December 31
	2017	2016
Raw materials	$39,841	$45,964
Finished goods	132,023	160,009
Total	$171,864	$205,973

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consist of the following:

	Depreciable life (years)	2017	2016
Plant and equipment not yet placed in service		$183,964	$49,200
Leasehold improvements	5-10	399,060	399,060
Lab equipment	3-7	884,548	871,512
Production and other equipment	3-7	6,264,376	5,809,937
Software	3	39,144	39,144

		7,771,092	7,168,853
Less accumulated depreciation and amortization		(5,169,521)	(4,282,432)

Net property, plant and equipment		$2,601,571	$2,886,421

Depreciation and amortization expense on property and equipment, including leased assets, for the years ended December 31, 2017 and 2016, was $887,089 and $908,896, respectively. These amounts are included as part of our statement of operations in Cost of Goods Sold, Research and Development, and General and Administrative Expenses. For the year ended December 31, 2017, $770,290 was recorded in Cost of Goods Sold, $99,487 in Research and Development, and $17,312 in General and Administrative Expenses. For the year ended December 31, 2016, $756,029 was recorded in Cost of Goods Sold, $119,481 in Research and Development, $33,385 in General and Administrative Expenses.

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Property and equipment under capital leases included above consists of the following at December 31:

	2017	2016
Lab equipment	$—	$73,202
Production and other equipment	448,293	991,887

	448,293	1,065,089
Less accumulated depreciation	(175,173)	(386,314)

Net property, plant and equipment under capital leases	$273,120	$678,775

NOTE 5 — INTANGIBLE ASSETS

Intangible assets and related accumulated amortization as of December 31, 2017 and 2016 are as follows:

	Carrying Amount	Less Accumulated Amortization	Net Carrying Amount
Licenses	$137,533	$(75,140)	$62,393
Patents	481,733	(69,526)	412,207
Trademarks, other intangibles	5,698	(2,279)	3,419

Balance, December 31, 2016	$624,964	$(146,945)	$478,019

Licenses	$137,533	$(88,100)	$49,433
Patents	608,757	(103,217)	505,540
Trademarks, other intangibles	19,631	(2,666)	16,965

Balance, December 31, 2017	$765,921	$(193,983)	$571,938

Amortization expense of $47,038 and $38,337 was recorded for the years ended December 31, 2017 and 2016, respectively. Amortization expense for the next five years is estimated to be approximately $55,000 annually.

NOTE 6 — OTHER CURRENT LIABILITIES

As of December 31, 2017 and 2016, our accounts payable and other current liabilities consisted of the following:

	2017	2016
Accounts payable	$561,368	$731,518
Accrued compensation	218,307	144,134
Accrued expenses	3,089	11,100
401(k) employer contribution expense	75,313	78,005

Accounts payable and other liabilities	$858,077	$964,757

NOTE 7 —WARRANTS AND FINANCING AGREEMENTS

Dow Facility

In December 2016, we entered into the Dow Facility which provides us with up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. We received $2 million at closing and an additional $1 million on July 18, 2017, September 22, 2017 and December 4, 2017, respectively. After December 1, 2017, an additional $5 million becomes available once we have raised $10 million of equity capital after October 31, 2016, however we can make no assurances that we will raise $10 million of equity capital and access the additional $5 million under the Dow Facility.  At March 30, 2018 we have raised $6,149,024 and have $3,850,976 to raise towards the $10 million requirement.

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 DECEMBER 31, 2017 AND 2016

The Dow Facility is senior to most of our other debt and is secured by all of our assets (Dow is subordinate only to the capital leases with AAOF, see Note 13). The loan matures on December 1, 2021 (subject to certain mandatory prepayments based on our equity financing activities). Interest is payable beginning January 1, 2017 although we may elect to capitalize interest through January 1, 2019. Dow received warrant coverage of one share of common stock for each $40 in loans received by us, equating to 20% warrant coverage, with an exercise price of $8.00 per share for the warrants issued at closing of the initial $2 million draw. After the initial closing, the strike price of future warrants issued is subject to adjustment if we sell shares of common stock at a lower price. As of December 31, 2017, we had issued 125,000 warrants to Dow, which are exercisable on or before the expiration date of December 1, 2023.

The aforementioned warrants meet the criteria for classification within stockholders’ equity. Proceeds were allocated between the debt and the warrants at their relative fair value. The total debt discount on the Dow Facility was approximately $372,000. The debt discount is being amortized to interest expense using the effective interest method over the term of the loans using an average effective interest rate of 6.3%. During the year ended December 31, 2017, amortization expense of $161,702 was recognized resulting in a carrying value of $4,794,596 for the Dow Facility as of December 31, 2017.

The Dow Facility entitles Dow to appoint an observer to our Board. Dow will maintain this observation right until the later of December 1, 2019 or when the amount of principal and interest outstanding under the Dow Facility is less than $5 million.

2014 Samsung Financing and Warrants

On January 15, 2014, we sold $3,000,000 of Secured Convertible Notes to SVIC No. 15 New Technology Business Investment L.L.P, a subsidiary of the Samsung Group (“Samsung”). The Notes were converted into Series A Convertible Preferred Stock on December 31, 2015. In connection with the sale of the Notes, the Company issued to Samsung a total of 100,000 warrants with a term of 4 years that were exercisable into shares of Series A Convertible Preferred Stock at a price of $12.00. These warrants vested in four annual installments according to the amount of future cash payments made by Samsung for licensing, royalties and product purchases. As of December 31, 2017, no payments had been made by Samsung and none of the warrants associated with the Samsung note had vested. The warrants expired on January 15, 2018.

Bridge Financings

From December 31, 2015 through April 7, 2016, we entered into private placement bridge financings, executed using 15 separate short-term promissory notes totaling $1,124,750 (the “Bridge Financings”). Seven of these notes were executed by three Board members and their affiliates. The Bridge Financings had maturity dates ranging from June 30, 2016 through December 31, 2016 and the interest rate was 8%.

The investors in the Bridge Financings received common stock warrant coverage of 30% for investments made prior to December 31, 2015 with an exercise price of $8.00 per share, and 20% coverage thereafter with an exercise price of $10.00 per share.

The Company issued warrants to purchase 32,120 shares of common stock with a five-year term and an exercise price of $8.00 per share.

The Bridge Financing warrants issued in December 2015 inadvertently provided the holder with the right to exchange their warrants on a price per share basis into a new security on the same relative price per share terms as any new securities sold to third parties resulting in gross proceeds of at least $18,000,000. As a result of these exchange rights, the warrants did not achieve equity classification at inception and were recorded as derivative liabilities, at fair value. During the second quarter of 2016, such warrant holders agreed to waive their exchange rights at which time the warrants were reclassified to equity. This resulted in the current fair value of such warrants of $51,418, being reclassified from derivative liabilities to equity. During June 2016, we repaid outstanding principal of $750,000 plus accrued interest of $27,032 to the Bridge Financing investors. These investors, who are also members of the Board, used the proceeds from repayment of their notes, plus additional funds, to purchase 199,879 additional shares of the Company’s common stock for approximately $1.6 million. During December 2016, we repaid the remaining $374,750 of outstanding principal plus accrued interest of $21,253. Members of the Board and their affiliates provided $800,000 of the principal for such Bridge Financings, and upon repayment they re-invested all of the principal plus an additional $1,013,032 to purchase 226,629 shares of the Company’s common stock.

NOTE 8 — PRIVATE PLACEMENT

In April 2015, we commenced a private placement offering of up to $18,000,000 in Series B Units consisting of up to 1,125,000 shares of Series B Preferred Stock and warrants to purchase common stock at an offering price of $16.00 per Series B Unit (“Series B Units”). As of December 31, 2016, we had sold 266,887 shares of Series B Convertible Preferred Stock and Warrants to purchase 222,262 shares of common stock, for aggregate gross proceeds of $4,270,192.

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The private Series B Unit offering was terminated on February 25, 2016. As a result of our Offering and pursuant to certain exchange rights granted to participants in the Series B Unit offering, holders of Series B Preferred Stock received the right to exchange each share of Series B Preferred Stock they owned into two shares of common stock. As of December 31, 2016, all holders of Series B Preferred Stock had exercised their Series B exchange rights, and as a result we issued 539,974 shares of restricted common stock in exchange for the 269,987 shares of Series B Preferred Stock that had been previously outstanding. All of the previously issued Series B Preferred Stock was cancelled. Although the stock was cancelled, all of the warrants to purchase 222,262 shares of common stock and preemptive rights warrants to purchase 2,635 shares of common stock issued in connection with the Series B Units remain outstanding at December 31, 2017. Such warrants have an exercise price of $16.00 per share and expire between April 21 and June 30, 2022. These warrants were classified as derivative liabilities until September 30, 2017; at which time they were reclassified to equity (additional paid in capital). The reclassification was made on September 30, 2017 after determining that the exchange rights as defined in the Michigan “Certificate of Amendment – Corporation”, filed on August 19, 2016 no longer required liability classification.

NOTE 9 - DERIVATIVE LIABILITY WARRANTS

On the date of their issuances, the Series A Convertible Preferred Stock warrants issued in conjunction with convertible notes issued in 2013 (subsequently converted into Series A Convertible Preferred Stock on December 31, 2015), equipment financing leases procured in 2013 and 2014, and certain other pre-emptive rights and the common stock warrants issued in connection with the 2015 Series B Unit offering were derivative liabilities which require re-measurement at fair value each reporting period.

As mentioned in Note 2, in September 2017, we chose to adopt ASU 2017-11 which changed the classification analysis of certain warrants with anti-dilution features. Since we adopted ASU 2017-11 in an interim period, the adjustments were reflected as of the beginning of the fiscal year as a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2016. As a result of adopting ASU 2017-11, the Company no longer recognizes a liability related to 972,720 warrants, which were only classified as liabilities a result of having anti-dilution features.

As mentioned in Note 8, 224,897 warrants related to the Series B offering were reclassified from derivative liabilities on the balance sheet to equity at September 30, 2017 because the requirement to classify them as liabilities was removed when we amended the Series B Certificate of Designation in August of 2016.

The initial value of the stock warrants issued as consideration for the equipment financing leases in 2013 and 2014 was recorded as a reduction of the capital lease obligation and is being amortized as part of the effective interest cost on the capital lease obligation (see Note 13).

In 2014 when we entered into financing agreements with Samsung, AAOF and XGS II, and we provided our shareholders with preemptive rights to purchase shares of Series A Convertible Preferred Stock for every two shares of Series A Convertible Preferred Stock or common stock owned by the shareholder. In addition, for every two shares of Series A Convertible Preferred Stock purchased by a shareholder, we issued such shareholder a warrant to purchase one additional share of Series A Convertible Preferred Stock with the same terms as the warrants issued to AAOF and XGS II.

Also, as part of our private placement of Series B Units in April 2015, shareholders and holders of our convertible notes were provided the right to purchase their pro rata share of any class of stock that the Company sells or issues. The sale of Series B Preferred Stock in the April 2015 offering triggered the preemptive rights resulting in the issuance of shares of Series B Preferred Stock and warrants.  As of December 31, 2017, the total number of warrants issued due to the preemptive rights offerings was 58,689.

The following table summarizes the fair value of the derivative liabilities as of December 31, 2016:	2016
Warrants issued with Secured Convertible Notes	$6,554,160
Warrants issued with equipment financing leases	655,418
Warrants issued with preemptive rights	443,790
Warrants issued with April 2015 private placement of Series B Units	246,881
Adoption of accounting standard ASU 2017-11 (see note 2)	(7,650,442)

Total derivative liabilities	$249,807

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The Company estimated the fair value of their warrant derivative liabilities as of December 31, 2016, using a lattice model and the following assumptions:

2016
Fair value of underlying stock	$7.63 - $12.64
Expected term (in years)	5.33 – 7.04
Equivalent risk-free interest rate	1.27% – 1.46%
Equivalent stock price volatility	37.44%- 37.92%
Expected dividend yield	—

Because the Company is not publicly traded on a national exchange or to our knowledge, quoted on any over-the-counter market, the expected volatility of the Company’s common stock was developed using historical volatility for a peer group for a period equal to the expected term of the warrants. While the warrants were classified as liabilities, the fair value of the warrants was significantly influenced by the fair value of our common stock, stock price volatility, and the risk-free interest components of the lattice technique.

Changes in the fair value of Derivative Liabilities, carried at fair value, are reported as “Change in fair value of derivative liability — warrants” in the Statement of Operations. Comparative prior periods were prepared using the newly adopted ASU 2017-11 as follows:

	Year ended December 31,
	2017	2016
Warrants issued with preemptive rights	$(545)	$59,947
Warrants issued with April 2015 private placement of Series B Units	(46,067)	706
Warrants issued with Bridge Financings	—	1,258

Total Derivative Gain (Loss)	$(46,612)	$61,911

As a result of the Company’s early adoption of ASU 2017-11 at September 30, 2017, which effected warrants to purchase 972,720 shares of Series A Convertible Preferred Stock and warrants to purchase 224,897 shares of common stock that were issuance in connection with the Series B Unit Offering, we reclassified $7,650,442 of derivative liabilities to shareholders equity as we are no longer required to record the change in fair values for these instruments.

NOTE 10 – STOCK WARRANTS ACCOUNTED FOR AS EQUITY INSTRUMENTS

The following table summarizes the warrants (including the warrants previously accounted for as derivatives) outstanding at December 31, 2017, which are accounted for as equity instruments, all of which are exercisable:

Date Issued	Expiration Date	Indexed Stock	Exercise Price	Number of Warrants

07/01/2009	07/01/2019	Common	$8.00	6,000
10/08/2012	10/08/2027	Common	$12.00	5,000
01/15/2014 - 12/31/2014	01/15/2024	Series A Convertible Preferred	$6.40	972,720
04/30/2015- 05/26/2015	04/30/2022	Common	$16.00	218,334
06/30/2015	06/30/2022	Common	$16.00	6,563
12/31/2015	12/31/2020	Common	$8.00	20,625
03/31/2016	03/31/2021	Common	$10.00	10,600
04/30/2016	04/30/2021	Common	$10.00	895
12/14/2016	12/01/2023	Common	$8.00	50,000
07/18/2017	12/01/2023	Common	$8.00	25,000
09/22/2017	12/01/2023	Common	$8.00	25,000
12/04/2017	12/01/2023	Common	$8.00	25,000
				1,365,737

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The warrants indexed to Series A Convertible Preferred Stock are currently exercisable and are exchangeable into 1.875 shares of common stock.

NOTE 11 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock, no par value per share. During the years ended December 31, 2017 and 2016, the Company issued 468,175 and 508,657 shares of common stock, respectively. There were 2,353,350 and 1,885,175 shares of common stock issued and outstanding at December 31, 2017 and 2016, respectively.

Each outstanding shares of common stock is entitled to one vote on each matter submitted to a vote, unless provided in our Articles of Incorporation, as amended. Each common stockholder is entitled to receive dividends, if declared. Holders of the common stock have no other preemptive or preferential rights to purchase additional shares of any class of the Company’s capital stock in subsequent stock offerings.

Series A Convertible Preferred Stock

As of December 31, 2017, the Company is authorized to issue up to 3,000,000 shares of Series A Convertible Preferred Stock , or Series A Preferred. Each share of the Series A Preferred, which has a liquidation preference of $12.00 per share, is convertible at any time, at the option of the holder, into one share of Common Stock at the lower of: (a) $12.00 per share, or (b) 80% of the price at which the Company sells any equity or equity-linked securities in the future. The Series A Preferred also contains typical anti-dilution provisions that provide for adjustment of the conversion price to reflect stock splits, stock dividends, or similar events. The Series A Preferred is subject to mandatory conversion into Common Stock upon the listing of the Company’s Common Stock on a Qualified National Exchange. However, the Series A Preferred is not subject to the mandatory conversion until all outstanding Convertible Securities are also converted into common stock. The Series A Preferred ranks senior to all other equity or equity equivalent securities of the Company other than those securities which are explicitly senior or pari passu in rights and liquidation preference to the Series A Preferred and pari passu with the Company’s Series B Preferred.

The Company issued 1,456,126 shares of Series A Preferred in connection with the conversion of certain convertible notes on December 31, 2015.

When the Company issued warrants for $8.00 per share, which is also the price at which the Company is selling common stock in its Offering, in conjunction with the December 2015 Bridge Financing, the conversion price of the Series A Preferred was reduced from $12.00 to $6.40 (80% of $8.00), which makes each share of Series A Preferred Stock convertible into 1.875 shares of common stock. The repricing of the Series A Preferred resulted in a beneficial conversion feature of approximately $2.21 million which was recorded as a deemed dividend.

Series B Convertible Preferred Stock

As of December 31, 2017, 1,500,000 shares have been designated as Series B Convertible Preferred Stock, or Series B Preferred, of which none were issued and outstanding. Each share of the Series B Preferred, which has a liquidation preference of $16.00 per share, is convertible at any time, at the option of the holder, into one share of common stock at $16.00 per share. The Series B Preferred also contains typical anti-dilution provisions that provide for adjustment of the conversion price to reflect stock splits, stock dividends, or similar events. Each share of Series B Preferred is subject to mandatory conversion into common stock at the then-effective Series B conversion rate upon the public listing by the Company of its common stock on a Qualified National Exchange. However, the Series B Preferred is not subject to the mandatory conversion until all outstanding Convertible Securities are also converted into common stock. The Series B Preferred ranks senior to all other equity or equity equivalent securities of the Company other than those securities which are explicitly senior or pari passu in rights and liquidation preference to the Series B Preferred and pari passu with the Company’s Series A Preferred.

Investors in the Series B Unit offering in April 2014 had the right to exchange their Series B Preferred on a price per share basis into new securities on the relative price per share terms as new securities sold to a third party on the earlier of i) December 31, 2017 and ii) the date the Company consummates the sale of new securities resulting in gross proceeds of at least $18 million. As discussed in further detail in Note 8, as of December 31, 2017, all holders of Series B Preferred exercised their exchange rights and had exchanged all their Series B Preferred for shares of common stock.

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

The Series A Preferred and Series B Preferred are not redeemable for cash and the Company concluded that they are more akin to equity-type instruments than debt-type instruments. Accordingly, the embedded conversion option in each agreement is clearly and closely related to an equity-type host and the conversion option does not require classification and measurement as a derivative financial instrument. Therefore, the securities meet the conditions for stockholders’ equity classification.

NOTE 12 — EQUITY INCENTIVE PLAN

We previously established the 2007 Stock Option Plan (the “2007 Plan”), which was scheduled to expire on October 30, 2017 and under which we granted key employees and directors options to purchase shares of our common stock at not less than fair market value as of the grant date. On May 4, 2017, the Board approved the 2017 Equity Incentive Plan (the “2017 Plan”) to replace the 2007 Plan, which became effective upon the approval of the stockholders holding a majority of the voting power in the Company on July 18, 2017. The 2017 Plan replaces the 2007 Plan and authorizes us to issue awards (stock options and restricted stock) with respect of a maximum of 1,200,000 shares of our common stock, which equals the number of shares authorized under the 2007 Plan.

On July 24, 2017, certain stock options from the 2007 Plan were cancelled and replacement stock options were awarded. The replacement stock option awards have an exercise price of $8.00 per share, a seven-year term, are vested 50% on date of grant with the remaining vesting over a 4-year period from the date issued and are subject to certain other terms. Each option holder received options equal to 150% of the number of cancelled stock options. The cancellation and reissuance of the stock options were treated as a modification under ASC 718, Compensation-Stock Compensation. Incremental compensation cost of approximately $1,015,758 was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the terms were modified. Compensation cost of approximately $501,071 was recorded on the date of cancellation for awards that were vested on the date of the modification. For unvested awards, compensation cost of approximately $514,687 will be recorded over the remaining requisite service period.

On August 10, 2017, the Company granted stock options and restricted stock to each of its Board members as part of their compensation package. Each of the 4 independent Board members received 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and had an aggregate grant date fair value of $26,120. The options vest ratably over a four-year period beginning on the one-year anniversary. The restricted stock issued to the Board members has an aggregate fair value of $80,000 and vest ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of December 31, 2017, 5,000 of the 10,000 shares of restricted stock issued had vested, resulting in compensation expense of $40,000 in 2017.

The Company granted 32,500 employee stock options on November 1, 2017. The options were granted at a price of $8.00 per share and had an aggregate grant date fair value of $88,946. The options vest ratably over a four-year period beginning on the one-year anniversary.

The following table shows the stock option activity during the years ended December 31, 2017 and 2016:

	2017		2016
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	369,750	$11.86	419,750	$12.00
Changes during the year:
Cancelled	(357,750)	12.00	—
Replacement options granted- at market price	536,625	8.00	—
New options granted- at market price	140,500	8.00	—
Expired	(12,000)	12.00	(50,000)	13.20

Options outstanding at end of year	677,125	8.00	369,750	11.89

Options exercisable at end of year	322,158	8.00	268,565	11.86

Weighted average fair value exercise price of options granted during the year		$8.00		$0.00
Weighted average remaining contractual term (in months)		80		32

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Costs incurred in respect of stock-based compensation for employees and directors, for the years ended December 31, 2017 and 2016 were $856,084 and $480,532, respectively. Unrecognized compensation cost as of December 31, 2017 and 2016 was $935,363 and $381,009, respectively.

As of December 31, 2017, none of the currently exercisable stock options had intrinsic value. The intrinsic value of each option share is the difference between the fair market value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the assumed market value of our common stock on December 31, 2017 of $8.00 per share, which is the price per share at which we have been selling shares of common stock to third parties in our Offering. There were no in-the-money options outstanding and exercisable as of December 31, 2017, since the exercise prices of the stock options outstanding and expected to vest were all equal to the fair value of our common stock.

The following table presents changes in the number of non-exercisable options during 2017:

2017
Total- non-exercisable options outstanding- December 31, 2016	101,185
Options granted	354,967
Options vested	(28,002)
Options cancelled/forfeited	(73,183)
Outstanding non-exercisable options outstanding as of December 31, 2017	354,967
Weighted average grant date fair value	$8.00
Weighted average remaining vested period (in months)	80

The total fair value of options granted during the year ended December 31, 2017 was $1,673,476 with $1,302,627 of this amount being related to options that were issued to replace options which were cancelled on July 24, 2017. There were no options granted during 2016.

The fair value of the options granted in 2017 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

2017
Fair value of underlying stock	$8.00
Expected option life	3.50 years – 4.75 years
Expected stock price volatility	34.81% – 36.85%
Risk free interest rate	1.49%- 2.01%
Expected dividend yield	0.00%

Information with respect to restricted stock awards outstanding as of December 31, 2017 was as follows:

2017
Outstanding non-vested restricted stock at beginning of year:	—
Granted	10,000
Vested	5,000
Cancelled/forfeited	—
Outstanding non-vested restricted stock as of December 31, 2017	5,000
Weighted average grant date fair value	$8.00
Weighted average remaining vested period (in months)	6

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 13 — CAPITAL LEASES

As of December 31, 2017, and 2016, we have capital lease obligations to AAOF (see Note 9) and other lessors as follows:

	December 31, 2017	December 31, 2016
Capital lease obligations	$149,120	$449,368
Unamortized warrant discount	(15,040)	(65,595)
Net obligations	134,080	383,773
Short-term portion of obligations	(118,553)	(268,667)

Long-term portion of obligations	$15,527	$115,106

In connection with the lease agreements with AAOF, we issued to them preferred stock warrants with an initial fair value of $156,043 and $147,496 in 2015 and 2014, respectively (see Note 9). The initial fair value has been accounted for as a discount on the capital lease obligation and is being amortized as part of the interest expense on the leases. Initially the warrants were accounted for as derivative instrument liabilities at fair value. With the early adoption of ASU 2017-11 (see Note 2) these were reclassified to equity.

Our AAOF capital lease obligations are four-year leases starting on January 1, 2014 and January 1, 2015. The effective interest rates on the leases are 50% and 32% for the leases executed in 2015 and 2014, respectively. The present value of the lease payments are more than 90% of the fair value of the equipment and therefore the leases were capitalized.

Our other capital leases expire at various dates in 2018 and 2022, have average effective interest rates of 1.54% and contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term.

Future minimum lease payments under capital lease obligations are as follows:

For the year ending December 31:
2018	$144,413
2019	4,266
2020	4,266
2021	4,266
2022	4,266
Total future minimum lease payments	161,477
Less amount representing interest	(27,397)
Present value of future minimum lease payments	134,080
Less current maturities	(118,553)
Obligations under capital leases – long term	$15,527

Property and equipment acquired under capital lease agreements is pledged as collateral to secure the performance of the future minimum lease payments above.

NOTE 14 — INCOME TAXES

Deferred tax assets (liabilities) consist of the following at December 31:

	2017	2016
Deferred tax assets:
Net operating loss carry forwards	$9,230,000	$12,985,000
Miscellaneous temporary differences	5,000	75,000
Research and development credits	600,000	560,000
Deferred tax liabilities:
Property and equipment	(120,000)	(230,000)

Net deferred tax asset	$9,715,000	$13,390,000

Valuation allowance	$(9,715,000)	$(13,390,000)

Net deferred tax asset	$—	$—

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

Net operating loss carry forwards of $44,000,000 and $38,000,000 exist at December 31, 2017 and 2016, respectively.

The primary difference between the net operating loss carry forwards and the accumulated deficit arises from certain stock option, warrants and other debt and equity transactions that are considered permanent differences. These losses were incurred in the years 2006 through 2017 and will expire between 2026 and 2037 and their utilization may be limited if we experience significant ownership changes. The Company has not conducted a full IRC Section 382 analysis to determine if a reduction in net operating loss carry forwards is required due to ownership changes. The analysis has not been undertaken due to the financial burden it would cause and changes, if any, resulting in a reduction to the deferred tax asset and related valuation would have no impact on the net deferred tax asset or expense recognized. The research and development credits will expire between 2028 and 2037. Rates of 27% and 40% have been used to calculate the deferred tax assets and liabilities based on the expected effective tax rates, net of applicable credits, upon reversal of the differences above. A valuation allowance has been established against the entire deferred tax asset at December 31, 2017 and 2016.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The rate reduction resulted in a $5,635,000 decrease in both the deferred tax asset and valuation allowance with no net impact on the financial statement amounts.

We implemented ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes for 2017 which results in all deferred tax components being disclosed as noncurrent. Other temporary differences previously disclosed as current are classified as noncurrent after implementation. Implementation had no impact on the balance sheet as a valuation allowance is established against 100% of the deferred tax assets.

The Company will continue to assess its provision for income taxes as future guidance is issued but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

Below is a reconciliation of the statutory federal income tax rate to our effective tax rate for the fiscal years ended December 31, 2017 and 2016:

	2017	2016
Federal tax provision	32.0%	32.0%
State tax provision	6.0%	6.0%
Non-deductible compensation expense	13.3%	3.6%
Valuation allowance	(51.3)%	(41.6)%
	0.0%	0.0%

We file income tax returns in the U.S. federal jurisdiction and in Michigan. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Beginning in 2017 we will be filing under the corporate income tax (CIT) versus the Michigan Business Tax (MBT) structure. Net operating losses incurred in 2016 and prior will not carry forward to the CIT tax structure, accordingly all losses prior to 2017 are considered a permanent timing difference for state deferred tax calculations.

For federal and state purposes, we have open tax years for all years in which we have filed tax returns. We are not currently subject to any ongoing income tax examinations.

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

NOTE 15 — Customer, Supplier, country and Product Concentrations

Grants and Licensing Revenue Concentration

Two grantors accounted for 75% and 25% respectively of total grant revenue in 2017. In 2016, two grantors accounted for 77% and 14% of the revenue. The company’s licensing revenue in both 2017 and 2016 came from one licensor.

Product Concentration

For 2017, we had concentrations of product revenue from two products that were greater than 10% of total product revenues. Revenue from two of the Company’s graphene nanoplatelets materials, Grade C 300 m²/g – HP, was 14% and Grade C 500 m²/g, was 55%. For 2016, we had concentrations of revenue from only one product that was greater than 10% of total revenues, Grade C 300 m²/g – HP was 24%. We attempt to minimize the risk associated with product concentrations by continuing to develop new products to add to our portfolio.

Customer Concentration

For 2017 we had three customers whose purchases accounted for 10%, 12% and 53% of total product revenues. In 2016 we had one customer that represented 24% of total product revenues. At December 31, 2017 and 2016, there was one customer who had an accounts receivable balance greater than 10% in both years of our outstanding receivable balance.

Country Concentration

We sell our products on a worldwide basis. International revenues in 2017 and 2016, as a percentage of total product revenue, were 30% and 56%, respectively. All of these sales are denominated in U.S. dollars.

For 2017, one country other than the United States (China) accounted for approximately 13% of total product revenue. Similarly, in 2016, one country other than the United States (South Korea) accounted for approximately 21% of total product revenue.

Suppliers

We buy raw materials used in manufacturing from several sources. These materials are available from a large number of sources. A change in suppliers has no material effect on the Company’s operations. We did not have any purchases to one supplier that were more than 10% of total purchases in either 2017 or 2016.

NOTE 16 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

We have a licensing agreement for exclusive use of patents and pending patents with Michigan State University (MSU), a stockholder via the MSU Foundation. During 2017 and 2016, we incurred $50,000 each year for royalties for these licenses. We have also entered into product licensing agreements with certain other stockholders. No royalty expenses have been recognized related to these agreements during 2017 and 2016.

The Company and POSCO, a shareholder of the Company, entered into a license agreement dated June 8, 2011, pursuant to which POSCO agreed to pay a minimum annual royalty of $100,000 per year if certain circumstances existed, among other things. The Company believed that this minimum annual royalty became due annually beginning on February 28, 2015, and up until June 30, 2017, recorded this royalty revenue at a rate of $25,000 per quarter. POSCO disputed its obligation to pay this minimum annual royalty and did not pay the royalty in any prior year. We filed a demand for arbitration in the International Court of Arbitration on March 9, 2016, in an effort to resolve the dispute. On November 3, 2017, the Company and POSCO agreed to modify the terms of the initial agreement and dismiss the arbitration. Amounts owed to us were paid by POSCO in November 2017. There were no amounts due and recorded on our balance sheet at December 31, 2017.

During the years ended December 31, 2017 and 2016, we issued 28,560 and 28,560 shares, respectively, of Series A Preferred to AAOF as payment under the terms of a Master Leasing Agreement.

On December 31, 2015, we issued notes (“December Notes”) and warrants (“December Warrants”) to Steven Jones, Arnold Allemang, and Dave Pendell, each of whom is currently a member of the Board of Directors. The December Notes matured on June 30, 2016 and the December Warrants have a five-year term and a strike price of $8.00. Each of Messrs. Jones, Allemang and Pendell purchased December Notes for $250,000, $250,000 and $50,000 respectively, which included December Warrants for 9,375, 9,375, and 1,875 shares of common stock, respectively. These notes were paid off in full as of June 30, 2016. Messrs. Allemang, Jones, and Pendell and certain of their affiliates reinvested the proceeds from the repayment of the December Notes plus additional other funds into our Offering.

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

On March 9, 2016, we issued a promissory note and warrants to purchase 2,000 shares of common stock to Mr. Arnold Allemang, our Chairman of the Board. The note matured on December 31, 2016 and the warrants have a five-year term and a strike price of $10.00. Mr. Allemang purchased the note and warrants for $100,000. The note was paid off in full as of June 30, 2016. Mr. Allemang reinvested the proceeds from the repayment of this note plus additional other funds into our Offering.

On March 25, 2016, we issued a promissory note and warrants to purchase 2,000 shares of common stock to Mr. Steven Jones, a member of our Board of Directors. The note matured on December 31, 2016 and the warrants have a five-year term and a strike price of $10.00. Mr. Jones purchased the note and warrants for $100,000. The note was paid off in full as of June 30, 2016. Mr. Jones reinvested the proceeds from the repayment of this note plus additional other funds into our Offering.

On March 25, 2016, we issued a promissory note and warrants to purchase 1,000 shares of common stock to Mr. David Pendell, a member of our Board of Directors. The note matured on December 31, 2016 and the warrants have a five-year term and a strike price of $10.00. Mr. Pendell purchased the note and warrants for $50,000. The note was paid off in full as of December 31, 2016. Mr. Pendell re-invested $48,000 of these loan repayment proceeds into our Offering.

During 2016, Mr. Allemang, Jones and Pendell and certain of their affiliates invested the following amounts into our Offering and purchased the number of shares indicated below.

	Purchase Dates (2016)	Amount Invested	Shares Purchased
Arnold Allemang and affiliates	June 23 – 28 and Sept. 30, 2016	$965,000	120,625
Steven C. Jones and affiliates	June 24 – 27, 2016	$748,000	93,500
David G. Pendell and affiliates	June 27 and Dec. 5, 2016	$100,032	12,504
Total		$1,813,032	226,629

During 2017, Mr. Allemang, Jones and Pendell and certain of their affiliates invested the following amounts into our Offering and purchased the number of shares indicated below.

	Purchase Dates (2017)	Amount Invested	Shares Purchased
Arnold Allemang and affiliates	Sept. 6 and Dec. 28, 2017	$560,000	70,000
Steven C. Jones and affiliates	April 3 and Sept. 29, 2017	$252,400	31,550
David G. Pendell and affiliates	February 9, 2017	$16,000	2,000
Total		$828,400	103,550

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

Among other things, the Shareholder Agreement provides for certain voting and nomination rights to be calculated on the basis of “Full Conversion” stock ownership (under which calculation, all convertible notes, preferred shares, or other convertible equity securities are deemed converted into common stock) as follows:

●	So long as AAOF or its affiliates own 10% of more of the aggregate outstanding Shareholder Stock (as defined in the Shareholder Agreement):

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

-	the size of the Board of Directors shall be set at seven individuals.

-	one person nominated by AAOF shall be elected to the Board of Directors.

-	two members of the Board of Directors, other than those nominated by AAOF, POSCO or Hanwha Chemical, shall qualify as independent Directors.

●	So long as POSCO owns 10% of more of the aggregate outstanding Shareholder Stock, one person nominated by POSCO shall be elected to the Board of Directors. POSCO does not currently own at least 10% of the aggregate outstanding Shareholder Stock and therefore, there is no POSCO representative on the Board of Directors.

●	So long as Hanwha Chemical owns 10% of more of the aggregate outstanding Shareholder Stock, one person nominated by Hanwha Chemical shall be elected to the Board of Directors. Hanwha does not currently own at least 10% of the aggregate outstanding Shareholder Stock and therefore, there is no Hanwha representative on the Board of Directors.

As of December 31, 2016, the ownership percentage of AAOF, as calculated for purposes of director voting, required the shareholders bound by the Shareholder Agreement to vote for a director nominated by AAOF. Mr. Jones is the AAOF representative to the Board pursuant to the terms of the Shareholder Agreement.

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

The Shareholder Agreement may be amended or terminated by agreement (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of (i) a majority of the Board, and (ii) persons holding, in the aggregate, shares of Shareholder Stock representing at least sixty percent (60%) of the voting power of all shares of Shareholder Stock then held by Shareholders and their permitted assignees.

The February 26, 2016 amendment provides that holders of Excluded Stock are not subject to the terms of the Shareholders Agreement. Excluded Stock means shares of common stock that are subject to a registration statement that has been filed with the SEC and has been declared effective, and, for the avoidance of any doubt, includes the 3,000,000 shares being offered under the Registration Statement. This amendment took effect upon the effectiveness of our Registration Statement.

The Amendment to the Shareholder Agreement further clarifies that preemptive rights shall not apply to Excluded Stock (including, without limitation, the 3,000,000 shares being offered under the Registration Statement) and amends the termination date of the Shareholders Agreement. Specifically, the Shareholder Agreement has been amended to provide that it continues in effect until (i) the date of the closing of a public offering of common stock pursuant to a registration statement filed with the SEC that is declared effective in which the Company receives gross proceeds of at least $10,000,000, on which date it shall terminate in its entirety, unless the Shareholder Agreement is earlier terminated in accordance with its terms, or (ii) the date on which the Company’s common stock is listed on the NASDAQ Stock Market of the New York Stock Exchange. As a result, in the event that the Company is unable to raise at least $10,000,000 in our Offering, the Shareholder Agreement will continue to remain in effect and the larger shareholders described above will be entitled to continue to exercise their rights under such Shareholders Agreement, but purchasers of shares of common stock under this registration statement, if it is made effective, will not be required to adopt the Shareholders Agreement.

NOTE 17 — OPERATING LEASES

We lease our primary manufacturing facility, laboratory and administrative office under two separate operating leases expiring in March 2022 and December 2022. A second manufacturing facility is leased on a month to month basis. We have a third manufacturing facility under an operating lease executed in October of 2017 and expiring December 31, 2022. We plan to move our manufacturing from the facility with the month to month lease to the new facility in quarter 2 of 2018. Total rent expense, including common area maintenance costs, was $388,851 and $383,029 during the years ended December 31, 2017 and 2016, respectively. Operating lease commitments for the next 5 years are as follows:

XG SCIENCES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017 AND 2016

For the year ending December 31:
2018	$689,038
2019	$587,136
2020	$591,474
2021	$606,774
2022	$431,691

NOTE 18 — RETIREMENT PLAN

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined by our plan document). Employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. The plan allows for an employer match contribution. The employer match expense was $75,496 and $78,005 for the years ended December 31, 2017 and 2016, respectively.

NOTE 19 — LETTER OF CREDIT

We are required by one of our lease agreements to maintain a letter of credit of approximately $190,000 through February 2022. To support this letter of credit, we are required to maintain an equivalent cash deposit. As of December 31, 2017, there were no amounts outstanding on the letter of credit. The cash deposit is restricted and classified as a non-current asset. As of December 31, 2017, and 2016, the cash deposit for the letter of credit was $195,792 and $195,499, respectively.

NOTE 20 — SUBSEQUENT EVENTS

During the period from January 1 through April 2, 2018, we received common stock proceeds of $1,615,400 for the sale of 201,925 shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the conclusion of the period ended December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Principal Executive Officer/Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Principal Executive Officer/Principal Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Principal Executive Officer/Principal Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 2013. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017 for the following reasons:

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

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

The Company and POSCO, a shareholder of the Company, entered into a license agreement dated June 8, 2011, pursuant to which POSCO agreed to pay a minimum annual royalty of $100,000 per year if certain circumstances existed, among other things. The Company believed that this minimum annual royalty became due annually beginning on February 28, 2015, and up until June 30, 2017, recorded this royalty revenue at a rate of $25,000 per quarter. POSCO disputed its obligation to pay this minimum annual royalty and did not pay the royalty in any prior year. We filed a demand for arbitration in the International Court of Arbitration on March 9, 2016, in an effort to resolve the dispute. Pursuant to a confidential settlement, on November 3, 2017, the Company and POSCO agreed to settle the dispute and to dismiss the arbitration. Amounts owed to us were paid by POSCO in November 2017. There were no amounts due and recorded on our balance sheet at December 31, 2017.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

The following table sets forth the name and age of the Company’s executive officers, Directors and significant employees as of the date of this filing. There are no family relationships among any of our executive officers or directors.

Name	Age	Position(s)
Philip L. Rose	55	Chief Executive Officer, President, Secretary, Treasurer & Director
Arnold A. Allemang	75	Chairman of the Board, Chairman of the Executive Committee, and member of the Audit and Compensation Committees
Steven C. Jones	54	Director, AAOF representative to the Board, Chairman of the Audit, Nominating, and Corporate Governance Committees, member of the Executive and Compensation Committees
Molly P. Zhang	56	Director, member of the Audit Committee, Nominating, and Corporate Governance Committees
Dave Pendell	71	Director
Bamidele Ali	41	Chief Commercial Officer
Scott Murray	62	Vice President, Operations
Liya Wang	60	Vice President of Research & Development

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

Arnold A. Allemang

Mr. Allemang has served as a Director of XG Sciences since March 2010 and Chairman of the Board since January 2016. Mr. Allemang was employed by Dow, headquartered in Midland, Michigan for 43 years. Mr. Allemang joined Dow in 1965 in Freeport, Texas. After five years in the Solvents Development Lab, he transferred to Stade, Germany. In 1972, he returned to the United States for various technical and managerial assignments. Mr. Allemang was named unit manager for Freeport’s Chlorinated Ethanes in 1981, and two years later assumed the same role for Light Hydrocarbons and Acetylene. He transferred to Terneuzen, The Netherlands, in 1984 to become production manager for Light Hydrocarbons I, and in 1986 became responsible for process control and engineering functions. In 1988, he returned to Freeport to manage the site’s hydrocarbons production and moved to Midland in 1989 as Director of Technology Centers. Mr. Allemang was named Manufacturing General Manager for Dow Benelux in 1992, and in early 1993 was named regional vice president, Manufacturing and Administration, Dow Benelux. He was named vice president, Manufacturing Operations Dow Europe in late 1993. In August 1995, Mr. Allemang was named vice president, Operations, which included global manufacturing and engineering activities. He then became executive vice president of Dow in 2000 and was named senior advisor in 2004. In March 2008, he retired as a Dow employee Mr. Allemang was elected to the Dow Board of Directors in July 1996 and served until May 2015. Mr. Allemang received a bachelor’s degree in chemistry from Sam Houston State University in Huntsville, Texas. In light of the aforementioned experience qualifications, attributes and skills, we believe Mr. Allemang is qualified to serve as a director.

Steven C. Jones

Mr. Jones has served as a Director of XG Sciences since March 2014. Mr. Jones is the Chairman of Aspen Capital Group, LLC, a private equity firm headquartered in Naples, FL, which manages private equity funds. Mr. Jones also serves as the President of Aspen Capital Advisors, LLC, which is Aspen Capital Group’s investment management subsidiary. Aspen believes its highest value is to be a “hands on” partner with the management teams of portfolio investments to help them achieve their growth objectives by bringing capital, strategic partners, customers, additional management and other business advice. Mr. Jones has substantial expertise in developing and financing emerging growth companies. In addition to his involvement with XG Sciences, Mr. Jones serves on the Boards of NeoGenomics, Inc. (NASDAQ: NEO) (“NEO”), T3 Communications, Inc., a business communications company, and ERP Maestro, Inc, a software as a service company. Mr. Jones has also served as an Executive Vice President and consultant of NEO since November 2009 and previously served as Chief Financial Officer from October 2003 until November 2009. In December 2014, he was appointed to serve as a Director of XG Sciences by the Aspen Advanced Opportunity Fund, LP in connection with their investment in XGS. Prior to his career in structured private equity, among other positions, Mr. Jones was a Vice President in the Telecommunications, Media and Technology Investment Banking Group of Merrill Lynch & Co in New York and was the chief executive officer or chief financial officer of various public and private companies. Mr. Jones has a BS degree in Computer Engineering from the University of Michigan and an MBA from the Wharton School of the University of Pennsylvania. In light of the aforementioned experience qualifications, attributes and skills, we believe Mr. Jones is qualified to serve as a director.

Molly P. Zhang

Molly P. Zhang (aka Peifang Zhang) came to serve as a director of the Company, effective May 16, 2017. From 2011 until retiring in October 2016, Dr. Zhang served as a Vice President of Orica Ltd., USA in a number of departments, including General Management, Global Manufacturing and Asset Management. Prior to joining Orica, Dr. Zhang spent 22 years with Dow, most recently as Managing Director of the SCG-Dow Group and Country General Manager of Dow Thailand. Prior to her roles with Dow in Thailand, Dr. Zhang served as Global Business Vice President of Dow Technology Licensing and Catalyst, and as Manufacturing Leader of Dow Asia Pacific. She also served as Manufacturing Director, Global Technology Director and as a board member of the SCG-Dow Group. Dr. Zhang currently serves as a member of the Supervisory Board for GEA Group, a publicly traded, global engineering, process technology solutions and specialty equipment company based in Dusseldorf, Germany, serving the food, chemical, and energy industries. She also serves on the board of directors of Cooper-Standard Holdings, Inc., a publicly traded, global, tier 1 automotive components supplier based in Detroit, MI. Dr. Zhang has a Ph.D. in Chemical Engineering from the Technical University of Clausthal, Germany and a Diploma in Chemistry (MS degree), Technical University of Clausthal, Germany. Dr. Zhang is fluent in English, Chinese and Germani. In light of the aforementioned experience qualifications, attributes and skills, we believe Ms. Zhang is qualified to serve as a director.

Dave Pendell

David Pendell is a principal of the Aspen Advanced Opportunity Fund. From June 2009, Mr. Pendell has served as General Partner and Officer of Advanced Stage Capital LLC, which he owns and operates. Since January 2011 Mr. Pendell has served as General Partner and Officer of ASC Lease Income LLC. From May of 2013 until February 2016, Mr. Pendell served as a Board Observer of the Company until he was appointed to the Board in February 2016. In addition, Mr. Pendell has served and continues to serve on the board of directors of ERP Maestro (since June of 2013) and the board of directors of Strategic Health Services Inc. (since April of 2015) and has worked with Aspen Advanced Opportunity Fund and Veterans Capital Fund. Mr. Pendell was responsible for the successful launch and subsequent profitable sale of five start-up entities in which he was the lead entrepreneur and numerous other investments where he served as a lead investor/mentor/coach. Predominantly, Mr. Pendell led the growth of Pendell Printing, Inc. from a small print firm of less than $1MM in sales in 1971 to over $85MM in 1998 when the sale of the business was completed. Past management roles include Chairman of the Board/President of Pendell Printing Inc.; co-founder of Envision Inc., a graphic solutions enterprise; President and CEO of Baustert Engineering, Inc., a software business; co-founder of Ecoland, a timber/real estate development company; founder of The Earth Generation, an environmental education publisher; and co- Founder of Fuel Oil News, a publication for the home heating industry. Mr. Pendell also actively participates in the Michigan Angel Fund and Tamiami Angel Fund I and II. He received his BS in Psychology from Central Michigan University in 1969. In light of the aforementioned experience qualifications, attributes and skills, we believe Mr. Pendell is qualified to serve as a director.

Bamidele Ali

Bamidele Ali joined the Company in March 2017 as the Chief Commercial Officer.  Prior to joining XG Sciences Mr. Ali served as Vice President of Business Development for Architected Materials, a hybrid-materials and manufacturing company. In that role, he was responsible for sales, global marketing and branding, joint developments, and product pricing strategies. Before joining Architected Materials, he spent 9 years as the president of Ali Technologies Inc. a nanotechnology focused product development and consulting firm.  Mr. Ali also served as Director, Continuous Improvement & Program Management and Director, Additive Manufacturing Business Development, Mergers & Acquisition for DSM, an $8 billion life sciences and materials company.  In these roles, he developed the company’s global additive manufacturing strategy as well as established a program management office and continuous improvement organization.  Mr. Ali also spent several years leading strategic initiatives and developing medical equipment for General Electric Healthcare.  He has extensive experience evaluating and integrating foreign companies and technology portfolios.  He is also the founder of “ManufactureThis.Build”, an online algorithmic company specializing in financial modeling of production technologies and their applications.   Mr. Ali is a Six Sigma Black Belt. He earned his B.S. in Electrical Engineering from the University of Kentucky and holds a certificate in chemistry from Virginia Tech University.

Scott Murray

Scott Murray has extensive experience as an operations executive and is skilled in business management, product and process development, and strategic leadership of growth of businesses. These experiences ranged from small, privately owned companies to Fortune 500 Companies. Mr. Murray has been the Vice President of Operations of the Company since October 2007. Prior to his tenure with the Company, Mr. Murray was with Motor Wheel Corporation for 17 years having held positions in engineering, marketing, and plant management. He served in the positions of Chief Engineer and Director of Manufacturing prior to the leaving to form a new company. Mr. Murray founded and was CEO of Uretech International Inc. from 1995 through 2004. He directed all process, product, marketing, and commercial activities for that company. As a manufacturer of specialty chemicals and urethane products, Uretech International supplied products to many markets including the automotive, medical, and office furniture industries as well as a variety of industrial applications. Most recently, as Director of Development for McKechnie Automotive, Mr. Murray was responsible for the technical and market introduction of a new product line and the startup of a manufacturing operation for that product line in Kentucky. Mr. Murray is a graduate of Michigan Tech University, where he earned a degree in Metallurgical Engineering. As a member of the Society of Automotive Engineers and the American Iron and Steel Institute served on numerous task forces and technical committees for professional organizations in the automotive industry. He is a past Committee Chairman for the American Society of Non-Destructive Testing. Mr. Murray is a registered Professional Engineer and holds a Six Sigma Black Belt certification.

Liya Wang, Ph.D.

Dr. Liya Wang leads the research and development activities of the Company for a variety of applications. Previously, Dr. Wang was Principal Scientific Director at CIC Energigune in Spain from 2010 to 2012. There he helped build a world-class new energy research center and led the development of advanced batteries and capacitors. Prior to arriving at CIC Energigune, Dr. Wang was Director of Emerging Technologies from 2006 to 2010 at A123 Systems, a global Li-ion battery manufacturer based in US. He led the development of new generations of Li-ion battery cathodes and the transition of technologies into production. From 2003 to 2006, Dr. Wang worked as R&D Director at Pacific Industrial Development Corp and coordinated the development of nano materials for catalysis and luminescence applications. From 1999 to 2003, he was Manager of Materials Development and Vice President at T/J technologies where he built and led a multi-million dollar battery research program. From 1994 to 1999, he worked at IMRA America as a Researcher on electrochemical capacitors and high-power lithium ion batteries. Dr. Wang received a Bachelor’s and a Master’s degree in Metallurgy from Beijing University of Science and Technology in China, and a Master’s and a PhD degree in Materials Science from University of Michigan in US. He is a Guest Professor at University of Electronic Science and Technology in China and an Adjunct Associate Professor at University of Michigan in USA.

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

Corporate Governance

Audit Committee

Our Board has established an Audit Committee, which is composed of Steven C. Jones, Arnold A. Allemang, and Molly P. Zhang. Pursuant to our Audit Committee charter, the Audit Committee was established for the primary purpose of assisting the Board in its oversight of the Company’s tax, legal regulatory and ethical compliance. The Audit Committee assists the Board in certain areas, including, but not limited to:

●	Oversight and monitoring of the Company’s financial statements, accounting and financial reporting processes, financial statement audits, and other financial information provided by the Company to its shareholders and others;

●	Overseeing the Company’s compliance with legal, regulatory, and public disclosure requirements;

●	Oversight of the Company’s registered public accounting firm’s (“independent auditor”) qualifications and independence;

●	Overseeing the performance of the Company’s independent auditor and the internal audit function;

●	Overseeing the Company’s systems of disclosure controls and procedures, internal controls over financial reporting, and compliance with ethical standards adopted by the Company;

●	Oversight of treasury and finance matters;

●	Oversight and monitoring of enterprise risk management, privacy, and data security;

●	Oversight of the auditing, accounting, and financial reporting process generally;

●	Preparation of a report of the Committee to be included in the Company’s annual proxy statement in accordance with any applicable rules of the SEC; and

●	Review and approval of related-party transactions (as defined by any applicable rules of the SEC and any applicable listing standards of the NASDAQ).

The members of the Committee are appointed by the Board at its annual meeting from among the Company’s directors. Members are appointed to serve until their successors are duly elected and qualified by the Board, or until their resignation or removal. The Board determines the number of members on the Committee from time to time, but in any event the Committee is to be composed of at least three Board members or any greater minimum number as required by applicable law, the Company’s Bylaws, or the Company’s contractual obligations. The Board may appoint a chairperson and secretary for the Committee. If the Board does not appoint a chairperson or a secretary, the members of the Committee may elect a chairperson or secretary, respectively, by majority vote. Steven Jones currently serves as Chairman of the Audit Committee.

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

The members of the Committee must also satisfy other applicable qualification rules of NASDAQ and the SEC. Generally, each member of the Committee must have a strong level of accounting or financial acumen and must be able to read and understand fundamental financial statements. A member of the Committee may not have participated in the preparation of financial statements of the Company or any current subsidiary of it at any time during the past three years. To the extent required by applicable rules of the SEC, at least one member of the Committee must be a “financial expert” as defined by the applicable rules of the SEC. In general, to be considered a “financial expert,” an audit committee member must have the following attributes:

●	An understanding of generally accepted accounting principles and financial statements.

●	The ability to assess the general application of generally accepted accounting principles in connection with the accounting for estimates, accruals, and reserves.

●	Experience preparing, auditing, analyzing, or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the Company’s financial statements, or experience actively supervising one or more persons engaged in such activities.

●	An understanding of internal controls and procedures for financial reporting.

●	An understanding of audit committee functions.

Steven Jones and Arnold Allemang qualify as “audit committee financial experts” as the term is defined under the SEC rules.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services, provided by Frazier & Deeter in 2017 and 2016. Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee.

The Audit Committee assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The Audit Committee reviews and discusses with management and our independent accountants the annual audited and quarterly financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), reviews the integrity of the financial reporting processes, both internal and external, reviews the qualifications, performance and independence of our independent accountants, and prepares the Audit Committee Report included in this Annual Report on Form 10-K in accordance with rules and regulations of the Securities and Exchange Commission. The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Nominating and Corporate Governance Committee

Our Board has established and adopted a charter for a Nominating and Corporate Governance Committee (“NGC”). The Committee is composed of Arnold A. Allemang, Steven C. Jones and Molly P. Zhang. As provided in its charter, the Nomination and Corporate Governance Committee was established for the primary purposes of considering and reporting to the Board on matters relating to the identification, selection, and qualification of Board members and candidates nominated to the Board as well as assisting the Board with respect to corporate governance matters. The NGC is responsible for providing support to the Board in certain areas, including:

●	Assisting the Board by identifying individuals qualified to become Board members.

●	Recommending to the Board the director nominees for the next annual meeting of shareholders.

●	Leading the Board in an annual review of the Board’s performance.

●	Recommending to the Board director nominees for each committee.

●	Developing, maintaining, and overseeing the Company’s corporate governance guidelines.

●	Making recommendations to the Board with respect to corporate governance matters.

The members of the NGC are appointed by the Board at its annual meeting from among the Company directors and are appointed to serve until their successors are duly elected and qualified by the Board, or until their resignation or removal. The Board determines the number of members on the NGC from time to time, but in any event the NGC must be composed of at least three Board members or any greater minimum number as required by applicable law, the Company’s Bylaws, or the Company’s contractual obligations. The Board may appoint a chairperson and secretary for the NGC. If the Board does not appoint a chairperson or a secretary, the members of the NGC may elect a chairperson or secretary, respectively, by majority vote. Steven Jones currently serves as the Chairperson of the NGC.

Each member of the NGC is and must be “independent” in accordance with the Company’s contractual obligations and any applicable SEC and NASDAQ rules. The Board determines the standards that are currently applicable to determining whether a member is “independent” and whether each member or nominee member of the NGC satisfies those standards.

Compensation Committee

Our Board has established a Compensation Committee, which is composed of Arnold A. Allemang and Steven C. Jones. The Compensation Committee was established for the primary purpose of assisting the Board with the review and determination of executive compensation and the oversight, review, and approval of significant employee benefits programs, policies, and plans. The Board has adopted a Compensation Committee charter.

The members of the Compensation Committee are appointed by the Board at its annual meeting from among the Company’s directors and are appointed to serve until their successors are duly elected and qualified by the Board, or until their resignation or removal. The Board will determine the number of members on the Compensation Committee from time to time, but in any event the Compensation Committee must be composed of at least three Board members or any greater minimum number as required by applicable law, the Company’s Bylaws, or the Company’s contractual obligations. The Board may appoint a chairperson and secretary for the Compensation Committee. If the Board does not appoint a chairperson or a secretary, the members of the Compensation Committee may elect a chairperson or secretary, respectively, by majority vote. Arnold Allemang currently serves as the Chairperson of the Compensation Committee.

Each member of the Compensation Committee must be “independent” in accordance with the Company’s contractual obligations and any applicable SEC and NASDAQ rules. Each member of the Compensation Committee must also qualify as an “outside director” for purposes of 162(m) of the Internal Revenue Code of 1986, as amended. The Board shall determine the standards that are currently applicable to determining whether a member is “independent” and whether each member or nominee member of the Compensation Committee satisfies those standards.

Executive Committee

Our Board has established an Executive Committee, which is composed of Arnold A. Allemang and Steven C. Jones. Pursuant to our Executive Committee charter, the Executive Committee was established for the primary purpose of exercising the powers and duties of the Board between Board Meetings and while the Board is not in session and to implement policy decisions of the Board.

During the intervals between meetings of the Board, the Executive Committee may exercise all of the powers and authority of the Board of Directors for the purpose of acting upon matters that should not be postponed until the next scheduled meeting of the Board. The members of the Executive Committee are to exercise their business judgment to act in what they reasonably believe to be in the best interests of the Corporation and its shareholders. The Executive Committee will have all powers and authority of the Board enumerated in the Bylaws of the Corporation, except to:

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

Notwithstanding the foregoing, the Board may, by resolution or an amendment to this Charter, restrict the powers and authority of the Executive Committee, in its sole discretion. In addition, the Executive Committee shall comply with all directions of the Board and shall discharge all duties and responsibilities expressly delegated by the Board to the Executive Committee.

The Executive Committee may delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the Committee may determine to be appropriate. The Board may appoint a chairperson and secretary for the Compensation Committee. If the Board does not appoint a chairperson or a secretary, the members of the Compensation Committee may elect a chairperson or secretary, respectively, by majority vote. Arnold Allemang currently serves as the Chairperson of the Compensation Committee.

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

Further, because we have transacted business and intend to continue to do so with some of our officers, directors and affiliates, as well as with firms in which some of our officers, directors or affiliates have a material interest, including, without limitation, Samsung Ventures, ASC XGS, LLC, XGS II, LLC and AAOF, LP, potential conflicts may arise between the respective interests of us and these related persons or entities. We believe that such transactions will be affected on terms at least as favorable to us as those available from unrelated third-parties.

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

Risk Oversight

The Board of Directors is actively involved in the oversight of risks, including strategic, operational and other risks, which could affect our business. The Board of Directors does not have a standing risk management committee, but administers this oversight function directly through the Audit Committee and the Board of Directors as a whole. The Board of Directors considers strategic risks and opportunities and administers its respective risk oversight function by evaluating management’s monitoring, assessment and management of risks, including steps taken to limit our exposure to known risks, through regular interaction with our senior management and in Board and committee deliberations that are closed to members of management. The interaction with management occurs not only at formal Board and committee meetings but also through periodic and other written and oral communications.

Meetings of the Board and Committees

The Board met 6 times in 2017. The Board of Directors also acted at times by unanimous written consent, as authorized by our Bylaws and the Michigan Business Corporation Act. The Audit Committee met 5 times in 2017. The Compensation Committee met 5 times in 2017. The Executive Committee met 1 time in 2017. The Nominating and Governance Committee met 2 times in 2017.

Director Independence

Our Board of Directors has determined that we currently have four independent directors on our Board of Directors: Arnold A. Allemang, Molly P. Zhang, Steven C. Jones, and Dave Pendell. Philip L. Rose is not considered independent. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of the NASDAQ Stock Market to make this determination.

NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual having a relationship that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the Company;

●	the director or a family member of the director accepted any compensation from the Company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for Board or Board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the Company;

●	the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●	the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the Company served on the compensation committee of such other entity; or

●	the director or a family member of the director is a current partner of the Company’s outside auditor, or at any time during the past three years was a partner or employee of the Company’s outside auditor, and who worked on the Company’s audit.

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

Arnold A. Allemang, Chairman of the Board. Mr. Allemang’s previous board service for several corporations and substantial managerial and operational history at The Dow Chemical Company will prove valuable to the Board as it seeks to implement and maintain growth strategies that will enable the Company to succeed.

Steven C. Jones, Director. Mr. Jones’ background in investment banking and in investing, as well as his prior experience serving as a member of several boards and a senior executive in several companies, enables him to provide the Board with valuable insight and expertise.

Dave Pendell, Director. Mr. Pendell’s experience in successfully building businesses in a range of end-use markets will prove very useful to the Board.

Molly P. Zhang, Director. Ms. Zhang’s experience supporting and advising companies with respect to their growth and business development will enable her to assist the Board and management as they endeavor to expand the Company.

Code of Ethics

We have a Code of Ethics applicable to our principal executive, financial and accounting officers, a copy of which is referenced as Exhibit 14 to this report.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended December 31, 2017 and 2016 by our named executive officers:

Name and Position	Year	Salary	Bonus	Option Expense(1)	Other	Total
Philip L. Rose, Chief Executive	2017	$275,000	$17,000	470,771	12,881	$775,652
Officer, Secretary, Treasurer	2016	$281,346	$11,000	332,447	—	$624,792
Bamidele Ali, Chief Commercial Officer	2017	$153,808	—	22,939	—	$176,747
	2016	$—	—	—	—	$—
Scott Murray, Vice President of	2017	$148,077	$15,000	85,242	1,309	$249,628
Operations	2016	$140,000	$6,000	11,084	—	$157,084
Liya Wang, Vice President of	2017	$200,000	$—	64,919	—	$264,919
Research & Development	2016	$200,000	$6,000	25,324	—	$231,324

(1)	Option expense is calculated using the fair value of options that vested during the period. See Note 12 to our December 31, 2017 financial statements included in this report.

Outstanding Equity Awards

The Board of Directors of the Company occasionally awards stock options and restricted common stock under the Company’s 2017 Plan. Additionally, stock warrants have been issued to certain officers and directors of the Company in conjunction with financing agreements. The following table sets forth information regarding outstanding stock option and stock warrant awards as of December 31, 2017:

Name and Position(s)	Number of Securities Underlying Unexercised Options and Warrants that are currently Exercisable	Number of Securities Underlying Unexercised Options and Warrants that are currently Unexercisable	Exercise Price	Expiration Date
Philip L. Rose, Chief Executive Officer, Secretary, Treasurer	171,658	158,342	$8.00	7/24/2024
Bamidele Ali, Chief Commercial Officer	—	80,000	$8.00	7/24/2024
Scott Murray, Vice President of Operations	40,000	—	$8.00	7/24/2024
Liya Wang, Vice President of Research & Development	37,500	—	$8.00	7/24/2024

Director Compensation

Each of our non-employee Directors who was not appointed as a representative of a corporate investor in XGS is entitled to receive compensation in accordance with director compensation plans as amended by the full Board of Directors from time to time. The following table sets forth information concerning the compensation of eligible Directors for the years ended December 31, 2017 and 2016:

Name	Period	Cash Compensation	Restricted Stock	(1)	Option Expense(1)	Total
Arnold Allemang	2017	$25,000	$10,000		26,478	$61,478
	2016	$—	$—		11,105	$11,105
Steven Jones	2017	$25,000	$10,000		25,872	$60,872
	2016	$—	$—		11,105	$11,105
David Pendell	2017	$17,500	$10,000		4,494	$31,994
	2016	$—	$—		—	$—
Molly P. Zhang	2017	$6,000	$10,000		639	$16,639
	2016	$—	$—		—	$—

(1)	We granted stock options and restricted stock to each of our Board members as part of their compensation package. Each of the 4 independent Board members received 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and had an aggregate grant date fair value of $26,120. The options vest ratably over a four-year period beginning on the one-year anniversary. The restricted stock issued to the Board members has an aggregate fair value of $80,000 and vest ratably in arrears on the last day of each fiscal quarter following the grant date. As of December 31, 2017, 5,000 shares of restricted stock had vested resulting in compensation expense of $40,000. Option expense is calculated using the fair value of options that vested during the period. See Note 12 to the December 31, 2017 financial statements included in this report.

2017 Stock Option Plan

The previously established 2007 Plan, which was scheduled to expire on October 30, 2017 and under which we granted key employees and directors options to purchase shares of our common stock at not less than fair market value as of the grant date. On May 4, 2017, the Board approved the 2017 Plan to replace the 2007 Plan, which became effective upon the approval of the stockholders holding a majority of the voting power in the Company on July 18, 2017. The 2017 Plan replaces the 2007 Plan and authorizes us to issue awards (stock options and restricted stock) with respect of a maximum of 1,200,000 shares of our common stock, which equals the number of shares authorized under the 2007 Plan.

The fair value of the options granted was estimated on the date of grant using the Black Scholes option-pricing model. As of December 31, 2017, and 2016, respectively, 677,125 and 369,750 options were outstanding. Vesting of the option shares with the employees range from immediately to 25% per year. Rights to exercise the options vest immediately upon a change in control of XGS or termination of the employee’s continuous service due to death or disability. The options expire at various dates through 2024.

Employment Agreements and Potential Payments Upon Termination

The Company is party to two employment agreements. The following descriptions summarize the commitments in these arrangements.

On December 16, 2013, the Company entered into an employment agreement with Philip L. Rose to serve as the Company’s Chief Executive Officer commencing on January 6, 2014 and continuing indefinitely, subject to termination by the Company for cause or without cause, or resignation by Dr. Rose with or without cause. If the Company terminates Dr. Rose without cause, or if Dr. Rose resigns with cause, the Company has agreed to pay Dr. Rose’s base salary for a period of six months, any permitted COBRA health insurance premiums for Dr. Rose and his family, and any pro-rata bonus amounts that are deemed to have been earned during Dr. Rose’s employment period prior to termination. In the event that the Company terminates Dr. Rose with cause, or if Dr. Rose resigns without cause, the Company has no further obligations beyond the severance date. The Agreement provides that Dr. Rose will be paid an initial base salary of $275,000 annually, with an annual Target Bonus opportunity of 30% of base salary, which may be earned up to a level of 150% of the Target Bonus under certain conditions. Additionally, Dr. Rose was awarded an option to purchase a total of 330,000 shares of common stock at $8.00 per share and with a life of seven years from the award date. These stock options have vested or will vest as follows: 171,658 on July 24, 2017, 39,586 on July 24, 2018, July 24, 2019, July 24, 2020 and 39,584 on July 24, 2021.

On March 22, 2017, the Company entered into an employment agreement with Bamidele Ali to serve as the Company’s Chief Commercial Officer. The employment agreement: (i) establishes an annual base salary of $215,000, (ii) grants the employee eligibility to participate in the Company’s Management Incentive Plan with a target annual bonus of 30% of the employee’s annual base salary, and (iii) provides for other fringe benefits, including a stock option grant to purchase 80,000 shares of the Company’s common stock at a strike price of $8.00 per share and with a life of seven years from the award date. These stock options vest ratably over a four-year period beginning on the one-year anniversary; 20,000 on July 24, 2018 and $20,000 each of the three years thereafter until 2021. The employment agreement creates an “at will” employment relationship. However, if the Company terminates the employee’s employment without cause (as defined in the employment agreement), then the Company must pay as severance 100% of the COBRA premiums for the employee’s family health insurance benefits and a pro-rata portion of any annual bonus that would be due for the year in which termination occurs.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 5, 2018 (the “Ownership Date”), the following table sets forth certain information with respect to the beneficial ownership of our common stock, Series A Preferred Stock and Series B Preferred Stock by (i) by each of our directors and executive officers, (ii) by all of our director and executive officers as a group, and (iii) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Exchange Act.

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock Beneficially Owned(3)	Percentage of Shares of Common Stock Beneficially Owned(4)	Shares of Common Stock Underlying Shares of Series A Preferred Stock Beneficially Owned(5)	Percentage of Shares of Common Stock Underlying Shares of Series A Preferred Stock Beneficially Owned(6)	Total Percentage of Outstanding Shares of Fully Converted Voting Common Stock Beneficially Owned(7)
Directors, Executive Officers, and Significant Employees
Philip L. Rose(8)	180,564	6.8%	—	—	2.9%
Arnold A. Allemang(9)	260,531	10.3%	—	—	4.3%
Steven C. Jones(10)	194,456	7.7%	—	—	3.3%
David G. Pendell(11)	37,704	1.5%	5,919	*	*
Molly P. Zhang(12)	2,500	*	—	—	*
Bamidele Ali(13)	—	—	—	—	—
Scott Murray(14)	40,100	1.6%	—	—	*
Liya Wang(15)	37,500	1.5%	—	—	*
Directors & Executive Officers as a Group (8 persons)	753,355	26.6%	5,919	*	11.9%

Certain Other Beneficial Owners – Over 5% Ownership
Aspen Advanced Opportunity Fund, LP(16)	3,577,876	59.0%	3,577,876	70.9%	47.5%
POSCO(17)	481,250	17.4%	281,250	7.9%	7.9%
ASC-XGS, LLC(18)	311,293	11.1%	311,293	8.9%	5.2%
XGS II, LLC(19)	360,946	12.7%	360,946	9.9%	5.9%
SVIC No. 15 New Technology Business Investment LLP (Samsung)(20)	590,079	19.2%	590,079	16.9%	9.9%
Michael R. Knox(21)	273,470	10.4%	135,423	3.9%	4.6%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of stock issuable upon the exercise of options, warrants and other convertible securities which are currently exercisable and convertible or which become exercisable or convertible within sixty (60) days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option, warrant or other convertible security. Subject to community property laws where applicable, and unless otherwise specified, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares owned by such person.

(2)	Unless otherwise specified, the address of the beneficial owner shall be the business address of the Company, c/o XG Sciences, Inc., 3101 Grand Oak Drive, Lansing, MI 48911.

(3)	Number of shares of common stock includes, as of the Ownership Date: (i) shares of common stock registered in the name of the respective stockholder; (ii) shares of common stock which are issuable upon the conversion of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; (iii) shares of common stock underlying common stock options and/or common stock warrants of the respective stockholder and which are exercisable within sixty (60) days of the Ownership Date; and (iv) shares of common stock which are issuable upon the exercise of warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate.

(4)	Applicable percentage of ownership of common stock for each respective stockholder is based on 2,490,600 shares of common stock issued and outstanding as of the Ownership Date, together with: (i) shares of common stock which are issuable upon the conversion of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; (ii) shares of common stock underlying stock options and/or common stock warrants registered in the name of the respective stockholder and which are exercisable within sixty (60) days of the Ownership Date; and (iii) shares of common stock underlying warrants to purchase Series A Preferred Stock registered in the name of the respective stockholder which are exercisable and convertible into common stock, at the current Series A Conversion Rate, within sixty (60) days of the Ownership Date.

(5)	Number of shares of Series A Preferred Stock includes, as of the Ownership Date: (i) shares of common stock which are issuable upon the conversion of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; and (ii) shares of common stock which are issuable upon the exercise of warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate.

(6)	Applicable percentage of ownership of Series A Preferred Stock, as of the Ownership Date, is based on 3,483,399 shares of common stock which are issuable upon conversion of all 1,857,816 shares of Series A Preferred Stock that are immediately convertible, together with shares of common stock underlying warrants to purchase Series A Preferred Stock registered in the name of the respective stockholder which are exercisable and convertible into common stock, at the current Series A Conversion Rate, within sixty (60) days of the Ownership Date.

(7)	Applicable percentage of ownership of fully converted voting common stock, as of the Ownership Date, is based on: (i) 2,490,600 shares of common stock issued and outstanding, (ii) 3,483,399 shares of common stock which are issuable upon the conversion of 1,857,816 shares of Series A Preferred Stock that are immediately convertible, (iii) shares of common stock underlying options and/or common stock warrants of the respective stockholder which are exercisable within sixty (60) days of the Ownership Date, and (iv) shares of common stock which are issuable upon the exercise of warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate.

(8)	Philip Rose figures include: (i) 6,250 shares of common stock; (ii) 171,658 shares of common stock underlying currently exercisable options; and (iii) 2,656 shares of common stock underlying currently exercisable warrants.

(9)	Arnold Allemang figures include: (i) 224,375 shares of common stock; (ii) 24,656 shares of common stock underlying currently exercisable warrants; and (iv) 11,500 shares of common stock underlying currently exercisable options. The shares of common stock and warrants are held in the name of the Arnold Avery Allemang Revocable Trust.

(10)	Steven Jones figures include: (i) 2,500 shares of common stock; (ii) 11,000 shares of common stock underlying currently exercisable options; (iii) 77,500 shares of common stock and 9,969 shares of common stock underlying currently exercisable warrants, held in the name Jones Network, LP, of which Mr. Jones is the General Partner; (iv) 6,250 shares of common stock and 2,656 shares of common stock underlying currently exercisable warrants, held in the name Jones Extended Family Trust, of which Mr. Jones is trustee; (v) 13,000 shares of common stock and 3,750 shares of common stock underlying currently exercisable warrants, held in the name of MadSavAsh Investments, LLC, of which Mr. Jones is managing member; (vi) 34,250 shares of common stock and 8,281 shares of common stock underlying currently exercisable warrants, held in the name Steven & Carisa Jones 401K Plan and Trust, of which Mr. Jones is trustee; (vii) 300 shares of common stock held jointly with his 3 children: 100 shares held in the name of Savannah W. Jones & Steven C. Jones JTWROS, 100 shares held in the name of Ashleigh C. Jones and Steven C. Jones JTWROS, and Madison A. Jones & Steven C. Jones JTWROS; and (viii) 25,000 shares of common stock held in the name of Steven & Carisa Jones JTWROS. Mr. Jones is an affiliate of Aspen Advanced Opportunity Fund, LP (“AAOF”), which owns 1,074,868 shares of Series A Preferred Stock which are currently convertible into 2,015,377 shares of common stock and currently exercisable warrants to purchase 833,333 shares of Series A Preferred Stock which are currently convertible into 1,562,499 shares of common Stock. Mr. Jones disclaims beneficial ownership of the shares and warrants owned by AAOF.
(11)	David Pendell figures include: (i) 2,500 shares of common stock; (ii) 3,000 shares of common stock underlying currently exercisable options; (iii) 2,875 shares of common stock underlying currently exercisable warrants; (iv) 5,919 shares of common stock issuable upon the conversion of 3,157 shares of Series A Preferred Stock held jointly with his wife Vicky Pendell; (v) 6,250 shares of common stock and 2,656 shares of common stock underlying currently exercisable warrants, held in the name David Pendell Revocable Trust; (vi) 12,504 shares of common stock held in the name of the Shirley G. Pendell Irrevocable Trust, of which Mr. Pendell is a trustee; and (vii) 2,000 shares of common stock held in the name of Pendell Irrevocable Trust U/A dated 12/9/98, of which Mrs. Vicky Pendell is a trustee. Mr. Pendell is an affiliate of AAOF, which owns 1,074,868 shares of Series A Preferred Stock which are currently convertible into 2,015,377 shares of common stock and currently exercisable warrants to purchase 833,333 shares of Series A Preferred Stock which are currently convertible into 1,562,499 shares of common Stock. Mr. Pendell is also an affiliate of XGS II, LLC, which owns 109,172 shares of Series A Preferred Stock which are currently convertible into 204,697 shares of common stock and currently exercisable warrants to purchase 83,333 shares of Series A Preferred Stock which are currently convertible into 156,249 shares of common Stock. Mr. Pendell is also an affiliate of ASC XGS, LLC, which owns 166,023 shares of Series A Preferred Stock which are currently convertible into 311,293 shares of common stock. Mr. Pendell disclaims beneficial ownership of any shares and warrants owned by AAOF, XGS II or ASC XGS.

(12)	Molly P. Zhang figures include: (i) 2,500 shares of common stock.

(13)	Bamidele Ali does not currently own any common or other stock.

(14)	Scott Murray figures include (i) 100 shares of common stock; and (ii) 40,000 shares of common stock underlying currently exercisable options.

(15)	Liya Wang figures include 30,500 shares of common stock underlying currently exercisable options.

(16)	Aspen Advanced Opportunity Fund, LP figures include: (i) 2,015,377 shares of common stock underlying 1,074,868 shares of immediately convertible Series A Preferred Stock, and (ii) 1,562,499 shares of common stock issuable upon the exercise and conversion of currently exercisable warrants to purchase 833,333 shares of Series A Preferred Stock.

(17)	POSCO figures include: (i) 200,000 shares of common stock, (ii) 187,500 shares of common stock underlying 100,000 shares of immediately convertible Series A Preferred Stock, and (iii) 93,750 shares of common stock issuable upon the exercise and conversion of currently exercisable warrants to purchase 50,000 shares of Series A Preferred Stock.

(18)	ASC XGS, LLC figures include 311,293 shares of common stock underlying 166,023 shares of immediately convertible Series A Preferred Stock.

(19)	XGS II, LLC figures include: (i) 204,697 shares of common stock underlying 109,172 shares of immediately convertible Series A Preferred Stock, and (ii) 156,249 shares of common stock issuable upon the exercise and conversion of currently exercisable warrants to purchase 83,333 shares of Series A Preferred Stock.

(20)	SVIC No. 15 New Technology Business Investment LLP, an investment vehicle owned by Samsung Group, figures include 590,881 shares of common stock underlying 314,709 shares of immediately convertible Series A Preferred Stock.

(21)	Michal Knox figures include: (i) 121,667 shares of common stock; (ii) 11,000 shares of common stock underlying currently exercisable warrants; (iii) 135,423 shares of common stock underlying 72,226 shares of immediately convertible shares of Series A Preferred Stock; and (iii) 5,380 shares of common stock issued in the name of his wife, Linnea Van Dyne. Mr. Knox retired from the Company and resigned as a Director on February 24, 2016.

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

On March 9, 2016, we issued a promissory note and warrants to purchase 2,000 shares of common stock to Mr. Arnold Allemang, our Chairman of the Board. The note matured on December 31, 2016 and the warrants have a five-year term and a strike price of $10.00 per share. Mr. Allemang purchased the note and warrants for $100,000. The note was paid off in full as of June 30, 2016. Mr. Allemang reinvested the proceeds from the repayment of this note plus additional other funds into our Offering.

On March 25, 2016, we issued a promissory note and warrants to purchase 2,000 shares of common stock to Mr. Steven Jones, a member of our Board of Directors. The note matured on December 31, 2016 and the warrants have a five-year term and a strike price of $10.00. Mr. Jones purchased the note and warrants for $100,000. The note was paid off in full as of June 30, 2016. Mr. Jones reinvested the proceeds from the repayment of this note plus additional other funds into our Offering.

On March 25, 2016, we issued a promissory note and warrants to purchase 1,000 shares of common stock to Mr. David Pendell, a member of our Board of Directors. The note matured on December 31, 2016 and the warrants have a five-year term and a strike price of $10.00. Mr. Pendell purchased the note and warrants for $50,000. The note was paid off in full as of December 31, 2016. Mr. Pendell re-invested $48,000 of these loan repayment proceeds into our Offering.

During the period from June - December 2016, Messrs. Allemang, Jones and Pendell and certain of their affiliates invested the following amounts into our Offering and purchased the number of shares indicated.

	Purchase Dates	Amount Invested	Shares Purchased
Arnold Allemang and affiliates	June 23 – 28 and Sept. 30	$965,000	120,625
Steven C. Jones and affiliates	June 24 – 27	$748,000	93,500
David G. Pendell and affiliates	June 27 and Dec. 5	$100,032	12,504
Total		$1,813,032	226,629

During 2017, Mr. Allemang, Jones and Pendell and certain of their affiliates invested the following amounts into our Offering and purchased the number of shares indicated below.

	Purchase Dates	Amount Invested	Shares Purchased
Arnold Allemang and affiliates	Sept. 6 and Dec. 28, 2017	$560,000	70,000
Steven C. Jones and affiliates	April 3 and Sept. 29, 2017	$252,400	31,550
David G. Pendell and affiliates	February 9, 2017	$16,000	2,000
Total		$828,400	103,350

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

Among other things, the Shareholder Agreement provides for certain voting and nomination rights to be calculated on the basis of “Full Conversion” stock ownership (under which calculation, all convertible notes, preferred shares, or other convertible equity securities are deemed converted into common stock) as follows:

●	So long as AAOF or its affiliates own 10% of more of the aggregate outstanding Shareholder Stock (as defined in the Shareholder Agreement):

-	the size of the Board of Directors shall be set at seven individuals.

-	one person nominated by AAOF shall be elected to the Board of Directors.

-	two members of the Board of Directors, other than those nominated by AAOF, POSCO or Hanwha Chemical, shall qualify as independent Directors.

●	So long as POSCO owns 10% of more of the aggregate outstanding Shareholder Stock, one person nominated by POSCO shall be elected to the Board of Directors. POSCO does not currently own at least 10% of the aggregate outstanding Shareholder Stock and therefore, there is no POSCO representative on the Board of Directors.

●	So long as Hanwha Chemical owns 10% of more of the aggregate outstanding Shareholder Stock, one person nominated by Hanwha Chemical shall be elected to the Board of Directors. Hanwha does not currently own at least 10% of the aggregate outstanding Shareholder Stock and therefore, there is no Hanwha representative on the Board of Directors.

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

The Shareholder Agreement may be amended or terminated by agreement (either generally or in a particular instance and either retroactively or prospectively), only with the written consent of (i) a majority of the Board, and (ii) persons holding, in the aggregate, shares of Shareholder Stock representing at least sixty percent (60%) of the voting power of all shares of Shareholder Stock then held by the parties thereto and their permitted assignees.

The February 26, 2016 amendment provides that holders of Excluded Stock are not subject to the terms of the Shareholder Agreement. Excluded Stock means shares of common stock that are subject to a registration statement that has been filed with the SEC and has been declared effective, and, for the avoidance of any doubt, includes the 3,000,000 shares being offered under the Registration Statement. This amendment took effect upon the effectiveness of our Registration Statement.

The Amendment to the Shareholder Agreement further clarifies that preemptive rights shall not apply to Excluded Stock (including, without limitation, the 3,000,000 shares being offered under the Registration Statement), and amends the termination date of the Shareholder Agreement. Specifically, the Shareholder Agreement has been amended to provide that it continues in effect until (i) the date of the closing of a public offering of common stock pursuant to a registration statement filed with the SEC that is declared effective in which the Company receives gross proceeds of at least $10,000,000, on which date it shall terminate in its entirety, unless the Shareholder Agreement is earlier terminated in accordance with its terms, or (ii) the date on which the Company’s common stock is listed on the NASDAQ Stock Market of the New York Stock Exchange.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2017 and 2016 by our current accountants, Frazier & Deeter, LLC (in thousands):

	2017	2016
Audit fees (1)	$100	$99
Non-Audit fees:	—	—
Audit related fees (2)	4	18
Tax fees	—	—
All other fees	—	—
Total fees billed	$104	$117

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and reviews of its interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.
(2)	Audit-related fees principally include assurance and related services by the independent auditors that are reasonably related to registration statement filings that are not captured under “Audit Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	First Amendment to the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, dated November 20, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.2	Third Restated Bylaws dated September 29, 2017	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 5, 2017

3.3	Certificate of Designations of Series B Convertible Preferred Stock, effective September 9, 2015	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.4	First Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock, effective August 18, 2016	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on January 10, 2017

4.1	Warrant to Purchase 5,000 Shares of Common Stock, dated October 8, 2012, issued by XG Sciences, Inc. to Michael R. Knox, together with Notice and Certificate of Adjustment to Warrant, dated August 21, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.2	Warrant to Purchase 833,333 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to Aspen Advanced Opportunity Fund, LP	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.3	Warrant to Purchase 83,333 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to XGS II, LLC	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.4	Warrant to Purchase 100,000 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to SVIC No. 15 New Technology Business Investment L.L.P.	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.5	Form of Warrant to purchase Shares of Common Stock to the Dow Chemical Company	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 9, 2016

10.1	Form of Subscription Agreement for Primary Offering	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on April 13, 2017

10.2	First Amendment to Shareholder Agreement, dated February 26, 2016	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on March 1, 2016

10.3	Draw Loan Note and Agreement, dated as of December 7, 2016, by and between the Company and Dow	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 9, 2016

10.4	XG Sciences, Inc. 2017 Equity Incentive Plan	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 25, 2017

10.5	Lease Agreement, dated October 16, 2017	Filed herewith

14	Code of Ethics	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

21	Subsidiary	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on March 1, 2016

31.1	Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*	Filed herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XG SCIENCES, INC.

Dated: April 2, 2018	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer, President, Treasurer, Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip L. Rose	Chief Executive Officer, President, Treasurer and Director,	April 2, 2018
Philip L. Rose	Principal Executive Officer and Principal Financial Officer

/s/ Corinne Lyon	Controller and Principal Accounting Officer	April 2, 2018
Corinne Lyon

/s/ Arnold A. Allemang	Chairman of the Board	April 2, 2018
Arnold A. Allemang

/s/ Steven C. Jones	Director	April 2, 2018
Steven C. Jones

/s/ Molly P. Zhang	Director	April 2, 2018
Molly P. Zhang

/s/ Dave Pendell	Director	April 2, 2018
Dave Pendell

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No such annual report, proxy statement, form of proxy or other soliciting material has been sent to its shareholders. The registrant will not be sending an annual report or proxy material to its shareholders subsequent to the filing of this form.