Form 10-Q
period 2018-03-31
XG SCIENCES INC
filed 2018-05-14
CIK 1435375

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

or

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

As of May 14, 2018, there were 2,662,525 shares outstanding of the registrant’s common stock.

XG SCIENCES, INC.

FORM 10-Q

March 31, 2018

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to XG Sciences, Inc., a Michigan corporation and its subsidiary, XG Sciences IP, LLC, a Michigan limited liability company (collectively referred to as “we”, “us”, “our”, “XG Sciences”, “XGS”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenue, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth on beginning on page 13 under the section entitled “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.

XG SCIENCES, INC.

 CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$2,285,117	$2,845,798
Accounts receivable, less allowance for doubtful accounts of $40,000 at March 31, 2018 and December 31, 2017	668,040	468,623
Inventories	209,711	171,864
Other current assets	91,588	15,781
Total current assets	3,254,456	3,502,066

PROPERTY, PLANT AND EQUIPMENT, NET	3,266,797	2,601,571

RESTRICTED CASH FOR LETTER OF CREDIT	195,865	195,792

LEASE DEPOSIT	20,156	20,156

INTANGIBLE ASSETS, NET	574,579	571,938

TOTAL ASSETS	$7,311,853	$6,891,523
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$1,332,951	$858,077
Deferred revenue	189	7,298
Current portion of capital lease obligations	91,985	118,553
Total current liabilities	1,425,125	983,928

LONG-TERM LIABILITIES
Long-term portion of capital lease obligations	14,639	15,527
Long term debt	4,869,714	4,794,596
Total long-term liabilities	4,884,353	4,810,123

TOTAL LIABILITIES	6,309,478	5,794,051

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, 3,000,000 shares authorized, 1,864,956 and 1,857,816 shares issued and outstanding, liquidation value of $22,379,472 and $22,293,792 at March 31, 2018 and December 31, 2017, respectively	22,002,717	21,917,046
Common stock, no par value, 25,000,000 shares authorized, 2,555,275 and 2,353,350 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	20,741,574	19,116,012
Additional paid-in capital	7,899,722	7,831,958
Accumulated deficit	(49,641,638)	(47,767,544)
Total stockholders’ equity	1,002,375	1,097,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,311,853	$6,891,523

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
REVENUE		(Restated)
Product sales	$886,337	$157,700
Grants	—	99,489
Licensing revenue	—	25,000
Total revenues	886,337	282,189

COST OF GOODS SOLD
Direct costs	468,191	116,770
Unallocated manufacturing expenses	746,583	371,150
Total cost of goods sold	1,214,774	487,920

GROSS LOSS	(328,437)	(205,731)

OPERATING EXPENSES
Research and development	277,063	263,564
Sales, general and administrative	1,186,679	996,587
Total operating expenses	1,463,742	1,260,151

OPERATING LOSS	(1,792,179)	(1,465,882)

OTHER INCOME (EXPENSE)
Interest expense, net	(85,169)	(59,088)
Gain from change in fair value of derivative liability – warrants	—	29,171
Government incentives, net	3,253	(24)
Total other expense	(81,916)	(29,941)

NET LOSS	$(1,874,095)	$(1,495,823)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and diluted	2,454,314	1,920,090
NET LOSS PER SHARE – Basic and diluted	$(0.76)	$(0.78)

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

 CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(unaudited)

	Preferred stock (A)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2017	1,857,816	$21,917,046	2,353,350	$19,116,012	$7,831,958	$(47,767,544)	$1,097,472
Stock issued for cash	—	—	201,925	1,615,400	—	—	1,615,400
Stock issuance fees and expenses	—	—	—	(9,838)	—	—	(9,838)
Preferred stock issued to pay capital lease obligations	7,140	85,671	—	—	—	—	85,671
Stock-based compensation	—	—	—	20,000	67,764	—	87,764
Net loss	—	—	—	—	—	(1,874,095)	(1,874,095)

Balances, March 31, 2018	1,864,956	$22,002,717	2,555,275	$20,741,574	$7,899,722	$(49,641,638)	$1,002,375

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Three Months Ended March 31,
	2018	2017
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,874,095)	$(1,495,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	209,131	214,770
Amortization of intangible assets	12,934	10,590
Stock-based compensation expense	87,764	88,370
Non-cash interest expense	85,973	59,480
Non-cash equipment rent expense	53,082	—
Gain from change in fair value of derivative liability – warrants	—	(29,171)
Changes in current assets and liabilities:
Accounts receivable	(199,417)	14,680
Inventory	(37,847)	8,229
Other current and non-current assets	(75,881)	103,558
Accounts payable and other liabilities	467,765	17,576
NET CASH USED IN OPERATING ACTIVITIES	(1,270,591)	(1,007,741)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(874,357)	(203,664)
Purchases of intangible assets	(15,574)	(37,769)
NET CASH USED IN INVESTING ACTIVITIES	(889,931)	(241,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	(5,721)	(4,875)
Proceeds from issuance of common stock	1,615,400	771,800
Common stock issuance fees and expenses	(9,838)	(154,413)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,599,841	612,512

NET DECREASE IN CASH AND CASH EQUIVALENTS	(560,681)	(636,662)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,845,798	1,785,343

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,285,117	$1,148,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$220	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING:
Value of preferred stock issued for AAOF capital lease obligations	$85,671	$85,672
Reclassification of derivative liability warrants to equity – ASU 2017-11 (see note 2)	$—	$125,481

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Certain information and footnote disclosures normally included in our annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim condensed consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 2, 2018.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

We have historically incurred losses from operations and we may continue to generate negative cash flows as we implement our business plan. Our condensed consolidated financial statements are prepared using US GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We filed a Registration Statement on Form S-1 (File No. 333-209131) with the SEC on April 11, 2016 which was declared effective by the SEC on April 13, 2016 (as amended, the “Registration Statement”). The Registration Statement registered up to 3,000,000 shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten offering (the “Offering” or our “IPO”). Post-Effective Amendment No. 1 to the Registration Statement was declared effective August 26, 2016, Post-Effective Amendment No. 2 was declared effective August 31, 2016, Post-Effective Amendment No. 3 was declared effective January 17, 2017, and Post-Effective Amendments No. 4 and No. 5 were dated April 12, 2017. Post-Effective Amendment No. 5 was declared effective April 14, 2017. Although we are currently selling shares of our common stock in our IPO pursuant to our Registration Statement, we have not yet listed the company for trading on any exchanges.

In December 2016, we entered into a draw loan note and agreement (the “Dow Facility”) with The Dow Chemical Company (“Dow”) to provide up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. As of May 14, 2018, we had drawn $5.0 million under the Dow Facility. The remaining $5 million will become available to us once we have raised $10 million of equity capital after October 31, 2016.  As of May 14, 2018, we have sold 1,276,007 shares of common stock pursuant to our IPO at a price of $8.00 per share for gross proceeds of $10,208,056. However, only $7,007,024 of this amount has been raised during the measurement period beginning November 1, 2016. Thus, we still need to raise $2,992,976 of additional equity capital prior to the remaining $5.0 million under the Dow Facility becoming available to us.

As of May 14, 2018, we had cash on hand of $1,660,600. We believe our cash from increasing commercial sales activity and various financing sources will fund our operations for at least the next 12 months. We intend that the primary means for raising funds will be through our IPO and the additional $5 million of proceeds from the Dow Facility that becomes available to us after we have raised another $3 million of equity capital as noted above; however, we can make no assurances that we will raise such equity capital and be able to access the additional $5 million under the Dow Facility. Taking into account our current cash position as noted above, an additional $3 million in proceeds from our IPO, which would allow us to draw up to $5 million from the Dow Facility, we believe that we can fund our operations including planned capital expenditures for at least the next 12 months. In addition, two of our shareholders have committed to provide up to $4.5 million in funding for the twelve-month period ended March 31, 2019 to the extent the Company is unable to raise such funds from other third parties.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the financial statements. Actual results and outcomes may differ from our estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these condensed consolidated financial statements include, but are not limited to, those related to revenue, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets, including intangible assets, income taxes, and the fair value of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate.

Inventory

Inventory consists of raw materials, work-in-process and finished goods, all of which are stated at the lower of cost or market. Cost is determined on a first in, first out basis.

The following amounts were included in inventory at the end of the period:

	March 31,	December 31,
	2018	2017
Raw materials	$79,581	$39,841
Finished goods	130,130	132,023
Total	$209,711	$171,864

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. The terms of convertible preferred stock and convertible notes that we issue are reviewed to determine whether or not they contain embedded derivative instruments that are required by ASC 815: “Derivatives and Hedging” to be accounted for separately from the host contract and recorded at fair value. In addition, freestanding warrants are also reviewed to determine if they achieve equity classification. Certain stock warrants that we issued did not meet the conditions for equity classification at inception and were classified as derivative instrument liabilities measured at fair value.

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). This update changes the classification analysis of certain equity-linked financial instruments with down-round features. We elected to early adopt ASU 2017-11 at September 30, 2017 by applying the standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017. There were 972,720, warrants indexed to Series A Preferred Stock which were originally recorded as derivative liabilities because of their anti-dilution features. We chose to early adopt ASU 2017-11 because it permitted these warrants to be recorded as equity rather than derivative liabilities. The impact to the financial statements for the three months ended March 31, 2017 is as follows:

	For three months ended March 31, 2017
	As previously	As
	reported	Adjusted
Operating loss	$(1,465,882)	$(1,465,882)

Other income (expense):
Incentive refund and interest income	368	368
Interest expense, net	(59,480)	(59,480)
Gain from change in fair value of derivative warrants	154,652	29,171
Total other income (expense)	95,540	(29,941)

Net loss	$(1,370,342)	$(1,495,823)

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

Fair Value Measurements

The Company utilizes a valuation hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques related to its financial assets and financial liabilities in accordance to Accounting Standards Codification (“ASC”) Topic 820 Fair Value Measurements and Disclosures.

For financial instruments such as cash, accounts payable and other current liabilities, the Company considers the recorded value of such financial instruments approximate to the current fair value because of their short-term nature.

Recent Accounting Pronouncements

ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers became effective for us beginning with the first quarter of 2018, and we adopted the new accounting standard using the modified retrospective transition approach. The modified retrospective transition approach recognized any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We will record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, we have determined that the adoption of the new standard presents no material impact on our consolidated financial statements. Application of the transition requirements of the new standard did not have a material impact on opening retained earnings.

NOTE 3 — WARRANTS AND FINANCING AGREEMENTS

Dow Facility

In December 2016, we entered into the Dow Facility which provides us with up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. We received $2 million at closing and an additional $1 million on July 18, 2017, September 22, 2017 and December 4, 2017, respectively. An additional $5 million becomes available once we have raised $10 million of equity capital after October 31, 2016; however, we can make no assurances that we will raise such equity capital and be able to access the additional $5 million under the Dow Facility.  As of May 14, 2018, we have sold 1,276,007 shares of common stock pursuant to our IPO at a price of $8.00 per share for gross proceeds of $10,208,056. However, only $7,007,024 of this amount has been raised during the measurement period beginning November 1, 2016. Thus, we still need to raise $2,992,976 of equity capital prior to the remaining $5.0 million under the Dow Facility becoming available to us.

The Dow Facility is senior to most of our other debt and is secured by all of our assets (Dow is subordinate only to the capital leases with Aspen Advanced Opportunity Fund, LP (“AAOF”). The loan matures on December 1, 2021 (subject to certain mandatory prepayments based on our equity financing activities). Interest is payable beginning January 1, 2017 although we may elect to capitalize interest through January 1, 2019. Dow received warrant coverage of one share of common stock for each $40 in loans received by us, equating to 20% warrant coverage, with an exercise price of $8.00 per share for the warrants issued at closing of the initial $2 million draw. After the initial closing, the strike price of future warrants issued is subject to adjustment if we sell shares of common stock at a lower price. As of March 31, 2018, we had issued 125,000 warrants to Dow, which are exercisable on or before the expiration date of December 1, 2023.

The aforementioned warrants meet the criteria for classification within stockholders’ equity. Proceeds were allocated between the debt and the warrants at their relative fair value. During the fiscal year ended December 31, 2017, we recognized amortization expense of $161,702, and the resulting carrying value of the Dow Facility on our balance sheet as of December 31, 2017 was $4,794,596. During the three months ended March 31, 2018, we recognized amortization expense of $75,118, and the resulting carrying value of the Dow Facility on our balance sheet as of March 31, 2018 was $4,869,714.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

NOTE 4 – STOCK WARRANTS ACCOUNTED FOR AS EQUITY INSTRUMENTS

The following table summarizes the warrants (including the warrants previously accounted for as derivatives) outstanding at March 31, 2018, which are accounted for as equity instruments, all of which are exercisable:

Date Issued	Expiration Date	Indexed Stock	Exercise Price	Number of Warrants

07/01/2009	07/01/2019	Common	$8.00	6,000
10/08/2012	10/08/2027	Common	$12.00	5,000
01/15/2014 – 12/31/2014	01/15/2024	Series A Convertible Preferred	$6.40	972,720
04/30/2015- 05/26/2015	04/30/2022	Common	$16.00	218,334
06/30/2015	06/30/2022	Common	$16.00	6,563
12/31/2015	12/31/2020	Common	$8.00	20,625
03/31/2016	03/31/2021	Common	$10.00	10,600
04/30/2016	04/30/2021	Common	$10.00	895
12/14/2016	12/01/2023	Common	$8.00	50,000
07/18/2017	12/01/2023	Common	$8.00	25,000
09/22/2017	12/01/2023	Common	$8.00	25,000
12/04/2017	12/01/2023	Common	$8.00	25,000
				1,365,737

The warrants indexed to Series A Convertible Preferred Stock are currently exercisable and are exchangeable into 1.875 shares of common stock.

NOTE 5 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock, no par value per share of which 2,555,275 and 2,353,350 shares were issued and outstanding as of March 31, 2018 and December 31, 2017, respectively.

During the three months ended March 31, 2018, the Company issued 201,925 shares of common stock pursuant to the Offering. As of May 14, 2018, the Company has sold 1,276,007 shares of common stock in its IPO at a price of $8.00 per share for gross proceeds of $10,208,056.

Series A Convertible Preferred Stock

The Company is authorized to issue up to 3,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred”). Each share of the Series A Preferred, which has a liquidation preference of $12.00 per share, is convertible at any time, at the option of the holder, into one share of Common Stock at the lower of: (a) $12.00 per share, or (b) 80% of the price at which the Company sells any equity or equity-linked securities in the future. The Series A Preferred also contains typical anti-dilution provisions that provide for adjustment of the conversion price to reflect stock splits, stock dividends, or similar events. The Series A Preferred is subject to mandatory conversion into Common Stock upon the listing of the Company’s common stock on a Qualified National Exchange. However, the Series A Preferred is not subject to the mandatory conversion until all outstanding convertible securities are also converted into common stock. The Series A Preferred ranks senior to all other equity or equity equivalent securities of the Company other than those securities which are explicitly senior or pari passu in rights and liquidation preference to the Series A Preferred and pari passu with the Company’s Series B Preferred Stock.

The Company issued 1,456,126 shares of Series A Preferred in connection with the conversion of certain convertible notes on December 31, 2015.

In December 2015, the conversion price of the Series A Preferred was reduced from $12.00 to $6.40 (80% of $8.00), and thus, each share of Series A Preferred Stock is convertible into 1.875 shares of common stock.

As of March 31, 2018, and December 31, 2017, the Company had 1,864,956 and 1,857,816 shares of Series A Preferred Stock issued and outstanding, respectively.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

During the three months ended March 31, 2018, the Company issued 7,140 shares of Series A Preferred to AAOF as payment under the terms of their Master Leasing Agreement.

Series B Convertible Preferred Stock

As of March 31, 2018, and December 31, 2017, 1,500,000 shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), of which no shares were issued and outstanding. Each share of the Series B Preferred, which has a liquidation preference of $16.00 per share, is convertible at any time, at the option of the holder, into one share of common stock at $16.00 per share. The Series B Preferred also contains typical anti-dilution provisions that provide for adjustment of the conversion price to reflect stock splits, stock dividends, or similar events. Each share of Series B Preferred is subject to mandatory conversion into common stock at the then-effective Series B conversion rate upon the public listing by the Company of its common stock on a Qualified National Exchange. However, the Series B Preferred is not subject to the mandatory conversion until all outstanding convertible securities are also converted into common stock. The Series B Preferred ranks senior to all other equity or equity equivalent securities of the Company other than those securities which are explicitly senior or pari passu in rights and liquidation preference to the Series B Preferred and pari passu with the Company’s Series A Preferred.

NOTE 6 – EQUITY INCENTIVE PLAN

We previously established the 2007 Stock Option Plan (the “2007 Plan”), which was scheduled to expire on October 30, 2017 and under which we granted key employees and directors options to purchase shares of our common stock at not less than fair market value as of the grant date. On May 4, 2017, the Board approved the 2017 Equity Incentive Plan (the “2017 Plan”) to replace the 2007 Plan, which became effective upon the approval of the stockholders holding a majority of the voting power in the Company on July 18, 2017. The 2017 Plan replaced the 2007 Plan and authorizes us to grant awards (stock options and restricted stock) up to a maximum of 1,200,000 shares of our common stock.

On July 24, 2017, certain stock options from the 2007 Plan were cancelled and replacement stock options were awarded. The replacement stock option awards have an exercise price of $8.00 per share and a seven-year term. Fifty percent of such awards vested on the date of grant with the remaining vesting over a 4-year period, subject to certain other terms. Each option holder received options equal to 150% of the number of cancelled stock options.

On August 10, 2017, the Company granted stock options and restricted stock to each of its Board members as part of its Board compensation package. Each of the 4 independent Board members received 2,500 stock options and 2,500 shares of restricted stock for Board services. The options were granted at a price of $8.00 per share and had an aggregate grant date fair value of $26,120. The options vest ratably over a four-year period beginning on the one-year anniversary. The restricted stock issued to the Board members has an aggregate fair value of $80,000 and vest ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of March 31, 2018, 7,500 shares of restricted stock had vested, resulting in total compensation expense of $60,000.

A summary of the stock option activity for the three months ended March 31, 2018 is as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Options outstanding at December 31, 2017	677,125	$8.00
Changes during the period:
Expired	—	—
New Options Granted – at market price	10,000	8.00
Exercised	—	—

Options outstanding at March 31, 2018	687,125	$8.00

Options exercisable at March 31, 2018	337,158	$8.00

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

All options granted thus far under the 2017 Plan have an exercise price of $8.00 per share and vesting of the options ranges from immediate to 20% per year, with most options vesting on a straight-line basis over a four-year period from the date of grant. The options expire in seven years from the date of grant.

During the three months ended March 31, 2018, the Company granted 10,000 employee stock options with an aggregate grant date fair value of $28,755. The fair value of the options granted was estimated on the date of grant using the Black Scholes option-pricing model using the following assumptions: Stock price: $8.00, Exercise Price: $8.00, Expected Term: 4.75, Volatility: 37.34%, Risk free rate: 2.65%, Dividend rate: 0%. As of March 31, 2018, 687,125 stock options and 10,000 shares of restricted stock awards were outstanding under our 2017 Plan.

Stock-based compensation expense was $87,764 and $88,370 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 there was approximately $895,00 in unrecognized compensation cost related to the options granted under the 2017 plan.

NOTE 7 – CAPITAL LEASES

As of March 31, 2018, and December 31, 2017, we have capital lease obligations as follows:

	March 31, 2018	December 31, 2017

Capital lease obligations	$114,970	$149,120
Unamortized warrant discount	(8,346)	(15,040)
Net obligations	106,624	134,080
Short-term portion of obligations	(91,985)	(118,553)
Long-term portion of obligations	$14,639	$15,527

NOTE 8 — Customer, Supplier, country, and Product Concentrations

Grants and Licensing Revenue Concentration

There was no licensing or grant revenue to report during the first quarter of 2018. Two grantors accounted for 94% and 6% respectively of total grant revenue reported during the first quarter of 2017. The company’s licensing revenue in the first quarter of 2017 came from one licensor.

Product Concentration

During the first quarter of 2018 and 2017, we had concentrations of product revenue from only one product that was greater than 10% of total product revenues. Revenue from one of the Company’s graphene nanoplatelets materials, Grade C 500 m2/g, was 83% as of March 31, 2018 and 29% as of March 31, 2017. We attempt to minimize the risk associated with product concentrations by continuing to develop new products to add to our portfolio.

Customer Concentration

During the first quarter of 2018, we had one customer whose purchases accounted for 83% of total product revenues. During the first quarter of 2017 we had two customers that represented 29% and 22 % of total product revenues. At March 31, 2018 and 2017, there were two customers who each had an accounts receivable balance greater than 10% of our total outstanding receivable balance.

Country Concentration

We sell our products on a worldwide basis. Revenue derived from customers outside of the U.S. during the first quarter of 2018 was 3% as compared with 40% during the first quarter of 2017. All of these sales are denominated in U.S. dollars.

As of March 31, 2018, there were no foreign countries with greater than 10% of product revenue. During the quarter ended March 31, 2017, two countries, the United Kingdom and South Korea accounted for approximately 24% and 16%, respectively, of total product revenue.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

Suppliers

We buy raw materials used in manufacturing from several sources. These materials are available from a large number of sources. A change in suppliers has no material effect on the Company’s operations. We did not have purchases from any suppliers that were greater than 10% of total purchases during the quarters ended March 31, 2018 and 2017.

NOTE 9 - RELATED PARTY TRANSACTIONS

We have a licensing agreement for exclusive use of patents and pending patents with Michigan State University (“MSU”), a shareholder of the Company via the MSU Foundation. We incurred $12,500 of licensing expense in each of the three month periods ended March 31, 2018 and 2017.

We have also entered into product licensing agreements with certain other shareholders. No royalty revenue or expenses have been recognized related to these agreements during the three months ended March 31, 2018. For the three months ended March 31, 2017, $25,000 of royalty revenue was recorded from POSCO, a shareholder.

During each of the three months ended March 31, 2018 and 2017 we issued 7,140 shares of Series A Preferred Stock to AAOF as payment for lease financing obligations under the terms of the Master Lease Agreement, dated March 18, 2013.

NOTE 10 – SUBSEQUENT EVENTS

During the period from April 1 through May 14, 2018, we received common stock proceeds of $858,000 for the sale of 107,250 shares of common stock in our IPO.

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

Our Customers

We sell products to customers around the world and have sold materials to over 1,000 customers in 47 countries since 2008. Some of these customers are research organizations and some are commercial organizations. Our customers have included well-known automotive and OEM suppliers around the world (Ford, Johnson Controls, Magna, Honda Engineering), global-scale lithium ion battery manufacturers in the U.S., South Korea and China (Samsung SDI, LG Chemical, Lishen, A123) and diverse specialty material companies (3M, BASF, Henkel, Dow Chemical, DuPont), as well as leading research centers such as Lawrence Livermore National Laboratory and Oakridge National Laboratory. We have also licensed some of our base manufacturing technology to other companies, and we consider technology licensing a component of our business model. Our licensees include POSCO, the fourth largest steel manufacturer in the world by volume of output, and Cabot Corporation (“Cabot”), a leading global specialty chemicals and performance materials company. These licensees further extend our technology through their customer networks. Ultimately, we believe we will benefit in terms of royalties on sales of xGnP® nanoplatelets produced and sold by our licensees. As can be seen in the below bar chart, the cumulative number of customers has steadily grown over the last ten years.

Cumulative Customers, By Year

We believe average order size is an indicator of commercial traction. The majority of our customers are still ordering in smaller quantities consistent with their development and engineering qualification work. As can be seen in the chart below, our quarterly average order size was relatively modest until 2017, when a number of customers reached commercial status with different product applications. These data represent orders shipped in the respective quarter and exclude no charge orders targeted mainly for R&D purposes. The data show that the average order size has increased steadily over the last two years, and we believe that it will continue to increase through 2018 as more customers commercialize products using our materials. As a result of this increasing order size, in 2017 our customer shipments increased by over 600% to almost 18 metric tons of products from the 2.5 metric tons shipped in 2016. In the first quarter of 2018, we saw an incremental increase in the average order size to $15,827 from $14,541 in the fourth quarter of 2017. Also, in the first quarter of 2018, we shipped products containing over 10 metric tons of graphene nanoplatelets, on a dry powder basis, up from just over 9 metric tons in the fourth quarter of 2017, on a similar basis.

Average Order Size of Fulfilled Orders

Our Products

Bulk Materials. We target our xGnP® nanoplatelets for use in a wide range of large and growing end-use markets. Our proprietary manufacturing processes allow us to produce nanoplatelets with varying performance characteristics that can be tuned to specific end-use applications based on customer requirements. We currently offer four commercial “grades” of bulk materials, each of which is available in various particle sizes and thickness, which allows for surface areas ranging from 50 to 800 square meters per gram of material depending on the product. Other grades may be made available, depending on the needs for specific applications. In addition, we sell our xGnP® graphene nanoplatelets in the form of pre-dispersed mixtures with water, alcohol, or other organic solvents and resins. In addition to selling bulk graphene nanoplatelets, we also offer the following integrated, value-added products that contain our graphene nanoplatelets in various forms:

Composites. These consist of compositions of specially designed xGnP® graphene nanoplatelets formulated in pre-dispersed mixtures that can be easily dispersed in various polymers. Our integrated composites portfolio includes pre-compounded resins derived from a range of thermoplastics as well as mother batches of resins and xGnP® nanoplatelets and their combination with resins and fibers for use in various end-use applications that may include industrial, automotive and sporting goods and which have demonstrated efficacy in standard injection molding, compression molding, blow molding and 3-D processes, to name but a few. In addition, we offer various bulk materials with demonstrated efficacy in plastic composites to impart improved physical performance to such matrices, which may be supplied as dry powders or as aqueous or solvent-based dispersions or cakes. We have also targeted use of our graphene nanoplatelets as an additive in cement mixtures, which we believe results in improved barrier resistance, durability, toughness and corrosion protection. Our GNP® Concrete Additive promotes the formation of more uniform and smaller grain structure in cement. This fine-grain and uniform structure gives the concrete improvements in flexural and compressive strength. In addition, the embedded graphene nanoplatelets will stop cracks from forming and retard crack propagation, should any cracks form – the combination of which will improve lifetime and durability of cement.

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

Inks and Coatings. These consist of specially-formulated dispersions of xGnP® together with solvents, binders, and other additives to make electrically or thermally conductive products designed for printing or coating and which are showing promise in diverse customer applications such as advanced packaging, electrostatic dissipation and thermal management. We also offer a set of standardized ink formulations suitable for printing. These inks offer the capability to print electrical circuits or antennas and may be suitable for other electrical or thermal applications. All of these formulations can be customized for specific customer requirements.

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

Our Focus Areas

We believe we are a “platform play” in advanced materials, because our proprietary processes allow us to produce varying grades of graphene nanoplatelets that can be mapped to a variety of applications in many market segments. However, we are prioritizing our efforts in specific areas and with specific customers that we believe represent opportunities for either relatively near-term revenue or especially large and attractive markets. At this time, we are focused on three high priority areas: Composites, Energy Storage, and more broadly, Thermal Management. The following table shows examples of the types of applications we are pursuing, the expecting timing of revenue and the addressable market size of selected market opportunities.

XGS Market/Application Focus Areas & 2018 Market Size

(1)	Avicenne Energy, “The Worldwide Rechargeable Battery Market 2014 - 2025”, 24th Edition - V3, July 2015.
(2)	Avicenne Energy, The Battery Show; Novi, MI; September, 2017.
(3)	Avicenne Energy, The Battery Show; Novi, MI; September, 2017. & Internal Estimates.
(4)	ArcActive via Nanalyze, April 3, 2015.
(5)	ArcActive via Nanalyze, April 3, 2015 & Internal Estimates.
(6)	Future Markets Insights, “Consumer Electronics Market: Global Industry Analysis and opportunity Assessment 2015 – 2020”, May 8, 2015.
(7)	Prismark, “Market Assessment: Thin Carbon-Based Heat Spreaders”, August 2014.
(8)	Reporterlink.com, “Semiconductor & IC Packaging Materials Market…”, May 2014.
(9)	Prismark, 2015.
(10)	Grand View Research, “Global Plastics Market Analysis…”, August 2014.
(11)	From (10) and internal estimates: 2018 = 305 million tons of plastic, if 10% of the market adopted xGnP to enhance their properties, and at only 1% by weight as an additive, then in 2018 305,000 tons or 305,000,000 kilos of xGnP would be required. At $30 a Kg - the value is $9.1 Bn per year.

Commercialization Process

Because graphene is a new material, most of our customers are still developing applications that use our products. Commercialization is a process, the exact timing of which is often difficult to predict. It starts with our own internal R&D to validate performance for an identified market or customer-specific need. Our customers then validate the performance of our materials and determine whether our products can be incorporated into their manufacturing processes. This is initially done at pilot production scale levels. Our customers then have to introduce products that incorporate our materials to their own customers to validate performance. After their customers have validated performance, our customers will then move to commercial scale production. Every customer goes through the same process, but will do so at varying speeds, depending on the customer, the product application and the end-use market. Thus, we are not always able to predict when our customers will begin ordering commercial volumes of our materials or predict their expected volumes over time. However, as customers move through the process, we generally receive feedback and gain greater insights regarding their commercialization plans. The following are examples where our products are providing value to our customers at levels that are either in commercial production or we believe will warrant their use on a commercial basis.

•	Callaway Golf Company incorporated our graphene nanoplatelets into the outer core of their Chrome Soft golf balls, resulting in a new class of golf ball that enables higher driving speeds, greater distance and increased control, which is allowing Calloway to command a premium price for their golf balls in the marketplace, and

•	Lead acid battery manufacturer demonstrating approximately 90% improvement in measured cycle life, appreciable improvement in capacity and charge acceptance and without any loss in water retention performance, and

•	Light emitting diode module and product company demonstrated approximately 50% improvement in thermal management capability when compared to existing commercial thermal management products, translating into a 15% improvement in thermal management at the device level, and

•	Automotive parts supplier demonstrating improvements in thermal stability for polymer composites incorporating our materials, allowing for approximately 20% higher operating temperatures and a 50% improvement in strength at the elevated temperature, and

•	Construction company demonstrating less than one weight percent of our product in construction material composites improves flexural strength by more than 30%, and

•	Plastics composite part manufacturer demonstrating 7-30% improvement in strength and 40% improvement in modulus when used in sheet molding compound, and

•	Engineering design firm for automotive manufacturers found approximately 20% reduction in operating temperature and in thermal uniformity when XG Leaf® replaces standard cooling fins in lithium ion battery packs, and

•	Plastic composite parts manufacturer demonstrating 25% increase in tensile strength and 15% improvement in flex modulus for a high-density polyethylene composite.

The process of “designing-in” new materials is relatively complex and involves the use of relatively small amounts of the new material in laboratory and engineering development for an extended period of time. Following successful development, customers that incorporate our materials into their products will then order much larger quantities of material to support commercial production. Although, our customers are under no obligation to report to us on the usage of our materials, some have indicated that they have introduced or will soon introduce commercial products that use our materials. Thus, while many of our customers are currently purchasing our materials in kilogram (one or two pound) quantities, some are now ordering at multiple ton quantities and we believe many will require tens of tons or even hundreds of tons of material as they commercialize products that incorporate our materials. We also believe that those customers already in production will increase their order volume as demand increases and others will begin to move into commercial volume production as they gain more experience in working with our materials and engage new customers. For example, in the first half of 2017 we shipped 3.4 metric tons of product for various end-use customers and in the second half of 2017 we shipped just shy of 14 metric tons. In the fourth quarter of 2017, we received orders that exceeded our then capacity. In the first quarter of 2018 we shipped products comprising over 10 metric tons of graphene nanoplatelets. In addition, we used approximately 300 Kg of dry powder to produce and ship approximately 9 metric tons of additional product in the form of a slurry, cake or other integrated products. This demand profile is further evidence that we are transitioning into higher-volume production. Based on customer forecasts and management estimates, we expect to ship from 100 to 200 metric tons in 2018.

 2018 Expected Revenue

We are tracking the commercial and development status of more than 75 different customer applications using our materials with some customers pursuing multiple applications. As of March 31, 2018, we had seventeen specific customer applications where our materials are incorporated into our customers’ products and such customers are actively selling these products to their own customers. In addition, we have another twelve customer applications where our customers have indicated that they expect to begin shipping product incorporating our materials in the next 3 – 6 months and have another eighteen customer applications where our customers have indicated an intent to commercialize in the next 6 – 9 months. We are also working with numerous additional customers that have not yet indicated an exact date for commercialization, but we believe have the potential to contribute to revenue in 2018. The following graphic demonstrates the trend over the past 8 quarters as an increasing number of customers indicate their intent to commercialize applications and move into actively selling products for future sales. We anticipate that the average order size for these customers will increase throughout 2018 as their demand grows. As a result, we believe we will begin shipping significantly greater quantities of our products, and thus continue scaling revenue through 2018. Based on the status of current discussions with customers and their feedback on the performance of our materials in their products, we believe we will be able to recognize approximately $8 – $15 million of revenue in 2018, although this cannot be assured.

(a)	Customer applications where our materials are used in customer products and they are actively selling them to their customers.

(b)	Customer applications where our customers are indicating that they expect to begin shipping products incorporating our materials in the next 3-6 months.

(c)	Customer applications where our customers are indicating an intent to commercialize in the next 6-9 months.

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

2016 Lithium Ion Battery Value Chain – Market Demand

According to Prismark Partners, LLC, a leading electronics industry consulting firm specializing in advanced materials, the market for finished graphitic heat spreaders as sold to the OEM and EMS companies with adhesive, PET, and/or copper backing for selected portable applications is expected to reach $900 million in 2018. The market has been in a significant expansion period driven by the demand for portable devices. In a press release dated October 17, 2017, Gartner, Inc., a leading research organization, estimated the 2018 global smartphone market at more than 1.6 billion units and worldwide combined shipments of devices (PC’s, tablets, ultra phones and mobile devices) are expected to reach 2.35 billion units in 2018. Every cell phone has some form of thermal management system, and we believe many of the new smart phones and other portable devices being developed can benefit from the thermal management properties of our XG Leaf® product line. In November 2017, International Data Corporation (IDC) in their Worldwide Quarterly Tablet Tracker, estimated the global shipment of tablets in the third quarter at 40 million units (Q1 at 36.2 million units and Q2 at 37.9 million units). Thus, we believe our XG Leaf® product line is well positioned to address a very large and rapidly growing market.

Our Intellectual Property

Some of our proprietary manufacturing processes were developed at Michigan State University (MSU) and licensed to us in 2006. We license three U.S. patents and patent applications from MSU. On August 8, 2016, we signed an agreement acquiring an exclusive license to Metna’s background IP for use of graphene nanoplatelets as additives to concrete mixtures. For purposes of the agreement, Metna’s background IP relates to the U.S. Patent 8,951,343. Also, on August 8, 2016, we entered into a second agreement for an exclusive license related to all Metna’s background technology and foreground technology, including any jointly-owned foreground technology where the end use is known to be any graphite additive dispersed in concrete mixtures. Over time, our scientists and engineers have made many further discoveries and inventions that are embodied in the form of (and as of March 31, 2018): eight additional U.S. patents, ten foreign patents, 16 additional U.S. patent applications, and numerous trade secrets. For many of the applications filed in the U.S., additional filings are made in other countries such as the European Union, Japan, South Korea, China, Taiwan or other applicable countries. As of March 31, 2018, we maintained 36 international patent applications. These filings and analyses are made on a case-by-case basis. Typically, patents that are defensive in nature are not filed abroad, while those that are protective of active XGS products or applications are filed in relevant countries abroad. Our general IP strategy is to keep as trade secrets those manufacturing processes that are difficult to enforce should they be disclosed and to seek patent coverage for other manufacturing processes, materials derived from those processes, unique combinations of materials and end uses of materials containing graphene nanoplatelets. We believe that the combination of our rights under the MSU license, our patents and patent applications, and our trade secrets create a strong intellectual property position.

Operating Segment

We have one reportable operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, conducts research on graphene nanoplatelets and related products, and licenses our technology as appropriate. As of March 31, 2018, we shipped products on a worldwide basis, but all of our assets were located within the United States.

Results of Operations for the Three Months Ended March 31, 2018 Compared with the Three Months Ended March 31, 2017

	For the Three Months Ended March 31,
	2018	2017 (Restated)	Change
Total Revenues	$886,337	$282,189	$604,148
Cost of Goods Sold	1,214,774	487,920	726,854
Gross Loss	(328,437)	(205,731)	(122,706)
Research & Development Expense	277,063	263,564	13,499
Sales, General & Administrative Expense	1,186,679	996,587	190,092
Total Operating Expense	1,463,742	1,260,151	203,591
Operating Loss	(1,792,179)	(1,465,882)	(326,298)
Other Expense	(81,916)	(29,941)	(51,975)
Net Loss	$(1,874,095)	$(1,495,823)	$(378,272)

Revenue

Revenues for the three months ended March 31, 2018 and 2017, by category, are shown below.

	For the Three Months Ended March 31,
	2018	2017	Change
Product Sales	$886,337	$157,700	$728,637
Grants	—	99,489	(99,489)
Licensing Revenues	—	25,000	(25,000)
Total	$886,337	$282,189	$604,148

Product sales consist of two broad categories: (1) material sold to customers for research or development purposes; and (2) production orders for customers. Typically, the order sizes for the first category are relatively small, however we expect orders in the second category to be much larger in the future. For the three months ended March 31, 2018, product sales increased by $728,637, or 462% from the comparable period in the prior year. The main reason for the increase in product sales was customers moving through development programs towards commercialization, requiring larger quantities of our materials for advanced testing, pilot production and commercial-scale production activities. We believe that those customers already in production will increase their order volume as demand increases and other customers will begin to move into commercial volume production as they gain more experience in working with our materials and engage their own customers. As a result of this movement, we shipped over 10 metric tons of bulk powders in the three months ended March 31, 2018.

We ship our products from our Lansing, MI manufacturing facilities to customers around the world. During the three months ended March 31, 2018, we shipped materials to customers in 12 countries, as compared to 20 countries during the same three-month period in 2017. For the three months ended, March 31, 2018, there were no shipments to any one country that accounted for more than 10% of product sales. For the three months ended March 31, 2017, shipments to two countries, South Korea and the United Kingdom accounted for more than 10% of product sales.

 Order Summary

The table below shows a comparison of domestic and international orders fulfilled (note that this does not include orders for free samples). The table also includes the average order size for product sales. These numbers indicate that our customer base remains active with research and development projects that use our materials, but that the order size is increasing as more customers order for production purposes or approach commercial status with products using our materials. The average order size for the product revenue during the three months ended March 31, 2018 increased by 613% as compared to the same period in 2017. Although the average size of these orders is still relatively small, we have begun shipping in metric ton quantities to multiple customers.

	For the Three Months Ended March 31,		Change
	2018	2017		%
Number of orders – domestic	38	30	8	26.7
Number of orders – international	18	41	(23)	(56.1)
Number of orders – total	56	71	(15)	(21.1)
Average order size for product sales recorded in Statement of Operations	$15,827	$2,221	13,606	612.6

Grant Revenue

There was no grant revenue for the three months ended March 31, 2018. Grant revenue for the three months ended March 31, 2017 consisted of proceeds from sources as shown in the table below:

	For the Three Months Ended March 31,
	2018	2017
US Department of Energy Grant	$—	$93,747
Daimler / University of Michigan	—	5,742
Total	$—	$99,489

Licensing Revenue

For the three months ended March 31, 2018 we had no licensing revenue. Licensing revenue for the three months ended March 31, 2017 was $25,000. The licensing revenue in 2017 was from POSCO, a shareholder of the Company. The original license agreement dated June 8, 2011 was modified on November 3, 2017. Under the terms of the revised agreement no current licensing revenue is due from POSCO.

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

The following table shows the relationship of direct costs to product sales for the three months ended March 31, 2018 and 2017:

Direct Margin and Gross Profit Summary	For the Three Months Ended March 31,
	2018	2017	Change
Product Sales	$886,337	$157,700	$728,637
Direct Costs	468,191	116,770	351,421
Direct Cost Margin	418,146	40,930	377,216
% of Sales	47.2%	26.0%	21.2%

Unallocated Manufacturing Expense	746,583	371,150	375,433
Gross Loss on Product Sales	$(328,437)	$(330,220)	$1,783
% of Sales	(37.1)%	(209.4)%	172.3%

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

For the three months ended March 31, 2018, unallocated manufacturing expenses increased by 101% to $746,583 as compared to $371,150 in 2017. The increase of $375,433 is largely due to higher levels of manufacturing overhead expense as we prepare for and fulfill higher volume commercial orders.

Sales, General and Administrative Expenses

During the first three months ended March 31, 2018 we incurred selling, general and administrative expenses (SGA) of $1,186,679. This is an increase of approximately $190,092 or 19.1% from the same period in 2017, primarily due to increases in personnel costs as a result of our growth in sales. As we continue to grow and gain traction in the marketplace our SGA expenses will increase but we expect them to become more fixed in nature as we achieve economies of scale.

Research and Development Expenses

Research and development expenses for the three months ended March 31, 2018 were $277,064 as compared to $263,564 for the same period in 2017, an increase of $13,500 or 5%.

Other Income (Expense)

The following table shows a comparison of other income and expense by major expense component for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017 (Restated)	$
Interest expense, net	$(85,169)	$(59,088)	(26,081)
Gain from change in fair value of derivative liability – warrants	—	29,171	(29,171)
Government incentives, net	3,253	(24)	3,277
Total	$(81,916)	$(29,941)	(51,975)

Interest expense, net of interest income in the three months ended March 31, 2018, increased by $26,081 compared to the same period in 2017. The increase is due to an increase in the amount of indebtedness outstanding under the Dow Facility, the balance of which increased to $5 million as of March 31, 2018, from $2 million as of March 31, 2017.

Gain/(loss) from changes in the fair value of derivative liability warrants from the previous valuation period are characterized as other income (expense) on our Statement of Operations as a result of the GAAP requirement to use variable accounting for such instruments. These values fluctuate from period to period as a result of updating inputs used in the trinomial lattice model used to value such warrants, including risk free rate, volatility, remaining term of each warrant, and the underlying stock price assumption used in such calculations. On September 30, 2017, we reclassified 224,897 warrants related to Series B Preferred stock from derivative liabilities to equity and we are no longer required to record the change in fair values for these instruments.

Government incentives include accruals for incentive awards from state and local government entities, these incentives often relate to new hires or job creation activities.

Cash Flow Summary

The following condensed cash flow statement compares cash flow from operating, investing, and financing activities for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017	$
Cash, beginning of period	$2,845,798	$1,785,343	1,060,455
Net Cash provided (used) by:
Operating activities	(1,270,591)	(1,007,741)	(262,850)
Investing Activities	(889,931)	(241,433)	(648,498)
Financing Activities	1,599,841	612,512	987,329
Net decrease in cash	(560,681)	(636,662)	75,981
Cash, end of period	$2,285,117	$1,148,681	1,136,436

Investing activities for the three months ended March 31, 2018 included net capital expenditures for the purchase of property and equipment of $874,357 and $15,574 for intellectual property as compared with $203,664 for property and equipment and $37,769 for intellectual property during the same period in 2017. These levels of capital expenditures are higher as we have begun to update and install equipment necessary to increase production capacity to meet anticipated customer orders for those customers who are moving into commercialization of products containing our materials.

Financing activities provided a net increase in cash of $1,599,841 and $612,512 for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 gross proceeds from the issuance of common stock was $1,615,400 and stock issuance expenses were $9,838 as compared to proceeds from the issuance of common stock for the three months ended March 31, 2017 of $771,800 and stock issuance expenses of $154,413.

Liquidity and Capital Expenditures

We have historically incurred losses from operations and we may continue to generate negative cash flows as we implement our business plan. Our condensed consolidated financial statements are prepared using US GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We filed a Registration Statement on Form S-1 (File No. 333-209131) with the SEC on April 11, 2016 which was declared effective by the SEC on April 13, 2016 (as amended, the “Registration Statement”). The Registration Statement registered up to 3,000,000 shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten offering (the “Offering” or our “IPO”). Post-Effective Amendment No. 1 to the Registration Statement was declared effective August 26, 2016, Post-Effective Amendment No. 2 was declared effective August 31, 2016, Post-Effective Amendment No. 3 was declared effective January 17, 2017, and Post-Effective Amendments No. 4 and No. 5 were dated April 12, 2017. Post-Effective Amendment No. 5 was declared effective April 14, 2017. Although we are currently selling shares of our common stock in our IPO pursuant to our Registration Statement, we have not yet listed the company for trading on any exchanges.

In December 2016, we entered into the Dow Facility to provide up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. As of May 14, 2018, we had drawn $5.0 million under the Dow Facility. The remaining $5 million will become available to us once we have raised $10 million of equity capital after October 31, 2016.  As of May 14, 2018, we have sold 1,276,007 shares of common stock pursuant to our IPO at a price of $8.00 per share for gross proceeds of $10,208,056. However, only $7,007,024 of this amount has been raised during the measurement period beginning November 1, 2016. Thus, we still need to raise $2,992,976 of equity capital prior to the remaining $5.0 million under the Dow Facility becoming available to us.

As of May 14, 2018, we had cash on hand of $1,660,600. We believe our cash from increasing commercial sales activity and various financing sources will fund our operations for at least the next 12 months. We intend that the primary means for raising funds will be through our IPO and the additional $5 million of proceeds from the Dow Facility that becomes available to us after we have raised another $3 million of equity capital as noted above; however, we can make no assurances that we will raise such equity capital and be able to access the additional $5 million under the Dow Facility. Taking into account our current cash position as noted above, an additional $3 million in proceeds from our IPO, which would allow us to draw up to $5 million from the Dow Facility, we believe that we can fund our operations including planned capital expenditures for at least the next 12 months. In addition, two of our shareholders have committed to provide up to $4.5 million in funding for the twelve-month period ended March 31, 2019 to the extent the Company is unable to raise such funds from other third parties, of which $500,000 has already been funded.

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

Critical Accounting Policies

In preparing the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Form 10-K for the year ended December 31, 2017.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During each of the three months ended March 31, 2018 and 2017 we issued 7,140 shares per period of Series A Preferred Stock to Aspen Advanced Opportunity Fund, LP as payment for lease financing obligations under the terms of the Master Lease Agreement dated March 18, 2013.

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

Dated: May 14, 2018	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer, President, Treasurer, Principal Executive Officer and Principal Financial Officer

Dated: May 14, 2018	By:	/s/ Corinne Lyon
	Name:	Corinne Lyon
	Title:	Controller and Principal Accounting Officer