Form 10-Q
period 2018-06-30
XG SCIENCES INC
filed 2018-08-10
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

or

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

(517) 703-1110

(Issuer Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

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

As of August 10, 2018, there were 2,921,025 shares outstanding of the registrant’s common stock.

1

XG SCIENCES, INC.

 FORM 10-Q

 June 30, 2018

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to XG Sciences, Inc., a Michigan corporation and its subsidiary, XG Sciences IP, LLC, a Michigan limited liability company (collectively referred to as “we”, “us”, “our”, “XG Sciences”, “XGS”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenue, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth on beginning on page 19 under the section entitled “Risk Factors” in Post-Effective Amendment No. 6 (declared effective June 26, 2018) to our registration statement on Form S-1 (File No. 333-209131) as filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2018, and declared effective on June 26, 2018 (the “Registration Statement”), and the risks set forth on beginning on page 13 under the section entitled “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018.

XG SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$2,584,661	$2,845,798
Accounts receivable, less allowance for doubtful accounts of $45,000 at June 30, 2018 and $40,000 at December 31, 2017	671,243	468,623
Inventories	244,037	171,864
Other current assets	117,030	15,781
Total current assets	3,616,971	3,502,066

PROPERTY, PLANT AND EQUIPMENT, NET	3,866,704	2,601,571

RESTRICTED CASH FOR LETTER OF CREDIT	195,938	195,792

LEASE DEPOSIT	20,156	20,156

INTANGIBLE ASSETS, NET	618,236	571,938

TOTAL ASSETS	$8,318,005	$6,891,523

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities	$1,616,836	$858,077
Deferred revenue	4,045	7,298
Current portion of capital lease obligations	63,396	118,553
Total current liabilities	1,684,277	983,928

LONG-TERM LIABILITIES
Long-term portion of capital lease obligations	13,741	15,527
Long term debt	4,946,011	4,794,596
Total long-term liabilities	4,959,752	4,810,123

TOTAL LIABILITIES	6,644,029	5,794,051

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, 3,000,000 shares authorized, 1,872,096 and 1,857,816 shares issued and outstanding, liquidation value of $22,465,152 and $22,293,792 at June 30, 2018 and December 31, 2017, respectively	22,088,389	21,917,046
Common stock, no par value, 25,000,000 shares authorized, 2,846,525 and 2,353,350 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	23,034,814	19,116,012
Additional paid-in capital	7,966,189	7,831,958
Accumulated deficit	(51,415,416)	(47,767,544)
Total stockholders’ equity	1,673,976	1,097,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,318,005	$6,891,523

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2018	2017	2018	2017
		(Restated)		(Restated)

REVENUE
Product sales	$850,854	$259,079	$1,737,191	$416,779
Grants	—	—	—	99,489
Licensing revenue	—	25,000	—	50,000
Total revenue	850,854	284,079	1,737,191	566,268

COST OF GOODS SOLD
Direct costs	563,260	93,542	1,031,451	210,312
Unallocated manufacturing expenses	542,689	415,152	1,289,272	786,302
Total cost of goods sold	1,105,949	508,694	2,320,723	996,614

GROSS LOSS	(255,095)	(224,615)	(583,532)	(430,346)

OPERATING EXPENSES
Research and development	287,082	227,062	564,146	490,626
Sales, general and administrative	1,147,794	923,765	2,334,473	1,920,352
Total operating expenses	1,434,876	1,150,827	2,898,619	2,410,978

OPERATING LOSS	(1,689,971)	(1,375,442)	(3,482,151)	(2,841,324)

OTHER INCOME (EXPENSE)
Interest expense, net	(83,805)	(54,445)	(168,974)	(113,533)
Loss from change in fair value of derivative liability – warrants	—	(32,629)	—	(3,458)
Government incentives, net	—	(74,000)	3,253	(74,024)
Total other expense	(83,805)	(161,074)	(165,721)	(191,015)

NET LOSS	$(1,773,776)	$(1,536,516)	$(3,647,872)	$(3,032,339)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and diluted	2,644,522	2,054,193	2,549,943	1,986,834

NET LOSS PER SHARE – Basic and diluted	$(.67)	$(0.75)	$(1.43)	$(1.53)

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred stock (A)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2017	1,857,816	$21,917,046	2,353,350	$19,116,012	$7,831,958	$(47,767,544)	$1,097,472
Stock issued for cash	—	—	493,175	3,945,400	—	—	3,945,400
Stock issuance fees and expenses	—	—	—	(66,598)	—	—	(66,598)
Preferred stock issued to pay capital lease obligations	14,280	171,343	—	—	—	—	171,343
Stock-based compensation	—	—	—	40,000	134,231	—	174,231
Net loss	—	—	—	—	—	(3,647,872)	(3,647,872)

Balances, June 30, 2018	1,872,096	$22,088,389	2,846,525	$23,034,814	$7,966,189	$(51,415,416)	$1,673,976

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Six Months Ended June 30,
	2018	2017
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,647,872)	$(3,032,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	442,231	439,078
Amortization of intangible assets	26,434	21,180
Provision for bad debts	5,000
Stock-based compensation expense	174,231	176,742
Non-cash interest expense	170,311	114,295
Non-cash equipment rent expense	106,164
Gain from change in fair value of derivative liability – warrants	—	3,458
Changes in current assets and liabilities:
Accounts receivable	(207,620)	(32,529)
Inventory	(72,173)	12,864
Other current and non-current assets	(101,249)	126,341
Accounts payable and other liabilities	755,506	(213,705)
NET CASH USED IN OPERATING ACTIVITIES	(2,349,037)	(2,384,615)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,707,364)	(352,003)
Purchases of intangible assets	(72,731)	(94,623)
NET CASH USED IN INVESTING ACTIVITIES	(1,780,095)	(446,626)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	(10,661)	(9,750)
Proceeds from issuance of common stock	3,945,400	1,720,400
Common stock issuance fees and expenses	(66,598)	(233,500)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,868,141	1,477,150

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(260,991)	(1,354,091)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	3,041,590	1,980,842

CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,780,599	$626,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$430	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of preferred stock issued for AAOF capital lease obligations	$171,343	$171,342
Reclassification of derivative liability warrants to equity – ASU 2017-11 (see note 2)	$—	$105,054

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

XG Sciences, Inc., a Michigan company located in Lansing, Michigan and its subsidiary, XG Sciences IP, LLC (collectively referred to as “we”, “us”, “our”, or the “Company”) manufactures graphene nanoplatelets made from graphite, using two proprietary manufacturing processes to split natural flakes of crystalline graphite into very small and thin particles, which we sell as xGnP® graphene nanoplatelets. We sell our nanoparticles in the form of bulk powders or dispersions to other companies for use as additives to make composite and other materials with specially engineered characteristics. We also manufacture and sell integrated, value-added products containing these graphene nanoplatelets such as greases, composites, thin sheets, inks and coating formulations that we sell to other companies. Additionally, we have licensed our technology to other companies in exchange for royalties and other fees.

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

We originally filed a Registration Statement on Form S-1 (File No. 333-209131) with the SEC on April 11, 2016 which was declared effective by the SEC on April 13, 2016. The Registration Statement registered up to 3,000,000 shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten offering (the “Offering” or our “IPO”). Post-Effective Amendment No. 1 to the Registration Statement was declared effective August 26, 2016, Post-Effective Amendment No. 2 was declared effective August 31, 2016, Post-Effective Amendment No. 3 was declared effective January 17, 2017, and Post-Effective Amendments No. 4 and No. 5 were dated April 12, 2017. Post-Effective Amendment No. 5 was declared effective April 14, 2017. Post-Effective Amendment No. 6 was declared effective June 26, 2018. Although we are currently selling shares of our common stock in our IPO pursuant to the Registration Statement, we have not yet listed the company for trading on any exchanges.

In December 2016, we entered into a draw loan note and agreement (the “Dow Facility”) with The Dow Chemical Company (“Dow”) to provide up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. As of August 10, 2018, we had drawn $5.0 million under the Dow Facility. The remaining $5 million will become available to us once we have raised $10 million of equity capital after October 31, 2016.  As of August 10, 2018, we have sold 1,534,507 shares of common stock pursuant to our IPO at a price of $8.00 per share for gross proceeds of $12,276,056. However, only $9,075,024 of this amount has been raised during the measurement period beginning November 1, 2016. Thus, we still need to raise $924,976 of additional equity capital prior to the remaining $5.0 million under the Dow Facility becoming available to us.

As of August 10, 2018, we had cash on hand of $1,549,219. We believe our cash from increasing commercial sales activity and various financing sources will fund our operations for at least the next 12 months. We intend that the primary means for raising funds will be through our IPO and the additional $5 million of proceeds from the Dow Facility that becomes available to us after we have raised another $924,976 of equity capital as noted above; however, we can make no assurances that we will raise such equity capital and be able to access the additional $5 million under the Dow Facility. Taking into account our current cash position as noted above, an additional $924,976 in proceeds from our IPO, which would allow us to draw up to $5 million from the Dow Facility, we believe that we can fund our operations including planned capital expenditures for at least the next 12 months. If needed, two of our shareholders have committed to provide the additional $924,976 million of equity capital needed to open up to the remaining $5 million of availability under the Dow Facility to the extent such funding is not provided by other third parties. This commitment is good through March 31, 2019.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The following amounts were included in inventory at the end of the period:
	June 30,	December 31,
	2018	2017
Raw materials	$90,307	$39,841
Finished goods	153,730	132,023
Total	$244,037	$171,864

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

In July 2017, the FASB issued Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities From Equity (Topic 480), Derivatives and Hedging (Topic 815) (“ASU 2017-11”). This update changes the classification analysis of certain equity-linked financial instruments with down-round features. We elected to early adopt ASU 2017-11 at September 30, 2017 by applying the standard retrospectively to outstanding financial instruments with a down round feature by means of a cumulative-effect adjustment to the Company’s beginning accumulated deficit as of January 1, 2017. There were 972,720, warrants indexed to Series A Preferred Stock which were originally recorded as derivative liabilities because of their anti-dilution features. We chose to early adopt ASU 2017-11 because it permitted these warrants to be recorded as equity rather than derivative liabilities. The impact to the financial statements is as follows:

	For the three months ended June 30, 2017
	As previously	As
	reported	Adjusted
Operating loss	$(1,375,442)	$(1,375,442)

Other income (expense):
Interest expense, net	(54,445)	(54,445)
Loss from change in fair value of derivative liability- warrants	(53,056)	(32,629)
Government incentives, net	(74,000)	(74,000)
Total other income (expense)	(181,501)	(161,074)

Net loss	$(1,556,943)	$(1,536,516)

XG SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended June 30, 2017
	As previously	As
	reported	Adjusted
Operating loss	$(2,841,324)	$(2,841,324)

Other income (expense):
Interest expense, net	(113,533)	(113,533)
Gain (Loss) from change in fair value of derivative liability-warrants	101,596	(3,458)
Government incentives, net	(74,024)	(74,024)
Total other income (expense)	(85,961)	(191,015)

Net loss	$(2,927,285)	$(3,032,339)

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

Recent Accounting Pronouncements

ASU No. 2014-09 (ASC 606), Revenue from Contracts with Customers became effective for us beginning with the first quarter of 2018, and we adopted the new accounting standard using the modified retrospective transition approach. The modified retrospective transition approach recognized any changes from the beginning of the year of initial application through retained earnings with no restatement of comparative periods. We record revenue under ASC 606 at a single point in time, when control is transferred to the customer, which is consistent with past practice. We will continue to apply our current business processes, policies, systems and controls to support recognition and disclosure under the new standard. Based on the results of the evaluation, we have determined that the adoption of the new standard presents no material impact on our consolidated financial statements. Application of the transition requirements of the new standard did not have a material impact on opening retained earnings.

ASU No. 2016-18, Restricted Cash Flows provides guidance on the presentation of restricted cash and restricted cash equivalents, which are now included with cash and cash equivalents when reconciling the beginning and ending cash amounts shown on the statements of cash flows. Using the retrospective transition method required under the standard, the Company has adjusted the presentation of its Condensed Consolidated Statements of Cash Flows for all periods presented. The adoption of ASU No. 2016-18 did not have any other impact on the Company’s Condensed Consolidated Financial Statements.

The following table provides additional detail by financial statement line item of the ASU 2016-18 impact on our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017:

(In thousands)	As Reported (Pre-Adoption)	ASU 2016-18 Impact	Reported (Post Adoption)
Six Months Ended June 30, 2018
Cash, cash equivalents and restricted cash, beginning of period	$2,845,798	$195,792	$3,041,590

Six Months Ended June 30, 2017
Net change in cash, cash equivalents and restricted cash	(1,354,236)	145	(1,354,091)
Cash, cash equivalents and restricted cash, beginning of period	1,785,343	195,499	1,980,842

Cash, cash equivalents and restricted cash, end of period	$431,107	$195,644	$626,751

ASU No. 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments applies to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The Company adopted the new standard on January 1, 2018. The adoption of this standard for the year ending December 31, 2018 did not have a significant effect on the Company’s Condensed Consolidated Financial Statements.

ASU No. 2016-02, Leases requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current Generally Accepted Accounting Principles (GAAP), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, this new ASU will require both types of leases to be recognized on the balance sheet. This standard will be effective for the Company on December 31, 2018. The Company is in the process of evaluating how significant the impact of the adoption of this standard will be on its balance sheet as it recognizes lease assets and lease liabilities related to its operating leases and whether there will be any significant impact on its results of operations and cash flows.

NOTE 3 — WARRANTS AND FINANCING AGREEMENTS

Dow Facility

In December 2016, we entered into the Dow Facility, which provides us with up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. We received $2 million at closing and an additional $1 million on each of July 18, 2017, September 22, 2017 and December 4, 2017, respectively. An additional $5 million becomes available once we have raised $10 million of equity capital after October 31, 2016; however, we can make no assurances that we will raise such equity capital and be able to access the additional $5 million under the Dow Facility.  As of August 10, 2018, we have sold 1,534,507 shares of common stock pursuant to our IPO at a price of $8.00 per share for gross proceeds of $12,276,056. However, only $9,075,024 of this amount has been raised during the measurement period beginning November 1, 2016. Thus, we still need to raise $924,976 of additional equity capital prior to the remaining $5.0 million under the Dow Facility becoming available to us.

The Dow Facility is senior to most of our other debt and is secured by all of our assets (Dow is subordinate only to the capital leases with Aspen Advanced Opportunity Fund, LP (“AAOF”)). The loan matures on December 1, 2021 (subject to certain mandatory prepayments based on our equity financing activities). Interest is payable beginning January 1, 2017 although we may elect to capitalize interest through January 1, 2019. Dow received warrant coverage of one share of common stock for each $40 in loans received by us, equating to 20% warrant coverage, with an exercise price of $8.00 per share for the warrants issued at closing of the initial $2 million draw. After the initial closing, the strike price of future warrants issued is subject to adjustment if we sell shares of common stock at a lower price. As of June 30, 2018, we had issued 125,000 warrants to Dow, which are exercisable on or before the expiration date of December 1, 2023.

The aforementioned warrants meet the criteria for classification within stockholders’ equity. Proceeds were allocated between the debt and the warrants at their relative fair value. During the fiscal year ended December 31, 2017, we recognized amortization expense of $161,702, and the resulting carrying value of the Dow Facility on our balance sheet as of December 31, 2017 was $4,794,596. During the six months ended June 30, 2018, we recognized amortization expense of $151,415, and the resulting carrying value of the Dow Facility on our balance sheet as of June 30, 2018 was $4,946,011.

XG SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK WARRANTS ACCOUNTED FOR AS EQUITY INSTRUMENTS

The following table summarizes the warrants (including the warrants previously accounted for as derivatives) outstanding at June 30, 2018, which are accounted for as equity instruments, all of which are exercisable:

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
				1,365,737

Each warrant indexed to Series A Convertible Preferred Stock is currently exercisable and exchangeable into 1.875 shares of common stock.

NOTE 5 — STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock, no par value per share of which 2,846,525 and 2,353,350 shares were issued and outstanding as of June 30, 2018 and December 31, 2017, respectively.

During the six months ended June 30, 2018 the Company issued 493,175 shares of common stock pursuant to the Offering. As of June 30, 2018 the Company had sold 1,460,007 shares of common stock in its IPO at a price of $8.00 per share for gross proceeds of $11,680,056.

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

As of June 30, 2018 and December 31, 2017, the Company had 1,872,096 and 1,857,816 shares of Series A Preferred Stock issued and outstanding, respectively.

During the six months ended June 30, 2018, the Company issued 14,280 shares of Series A Preferred to AAOF as payment under the terms of their Master Leasing Agreement.

XG SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series B Convertible Preferred Stock

As of June 30, 2018 and December 31, 2017, 1,500,000 shares have been designated as Series B Convertible Preferred Stock (“Series B Preferred”), of which no shares were issued and outstanding. Each share of the Series B Preferred, which has a liquidation preference of $16.00 per share, is convertible at any time, at the option of the holder, into one share of common stock at $16.00 per share. The Series B Preferred also contains typical anti-dilution provisions that provide for adjustment of the conversion price to reflect stock splits, stock dividends, or similar events. Each share of Series B Preferred is subject to mandatory conversion into common stock at the then-effective Series B conversion rate upon the public listing by the Company of its common stock on a Qualified National Exchange. However, the Series B Preferred is not subject to the mandatory conversion until all outstanding convertible securities are also converted into common stock. The Series B Preferred ranks senior to all other equity or equity equivalent securities of the Company other than those securities which are explicitly senior or pari passu in rights and liquidation preference to the Series B Preferred and pari passu with the Company’s Series A Preferred.

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

On August 10, 2017, the Company granted stock options and restricted stock to each of its Board members as part of its Board compensation package. Each of the 4 independent Board members received 2,500 stock options and 2,500 shares of restricted stock for Board services. The options were granted at a price of $8.00 per share and had an aggregate grant date fair value of $26,120. The options vest ratably over a four-year period beginning on the one-year anniversary. The restricted stock issued to the Board members has an aggregate fair value of $80,000 and vest ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of June 30, 2018, 10,000 shares of restricted stock had vested, resulting in total compensation expense of $80,000.

A summary of the stock option activity for the six months ended June 30, 2018 is as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Options outstanding at December 31, 2017	677,125	$8.00
Changes during the period:
Expired	(27,500)	8.00
New Options Granted – at market price	16,250	8.00

Options outstanding at June 30, 2018	665,875	$8.00

Options exercisable at June 30, 2018	312,158	$8.00

All options granted thus far under the 2017 Plan have an exercise price of $8.00 per share and vesting of the options ranges from immediate to 25% per year, with most options vesting on a straight-line basis over a four-year period from the date of grant. The options expire in seven years from the date of grant.

During the three months ended June 30, 2018, the Company granted 6,250 employee stock options with an aggregate grant date fair value of $18,236. During the six months ended June 30, 2018, the Company granted 16,250 employee stock options with an aggregate grant date fair value of $46,991. The fair value of the options granted was estimated on the date of grant using the Black Scholes option-pricing model using the following assumptions: Stock price: $8.00, Exercise Price: $8.00, Expected Term: 4.75 years, Volatility: 37.34%-38.09%, Risk free rate: 2.65%-2.73%, Dividend rate: 0%. As of June 30, 2018, 665,875 stock options and 10,000 shares of restricted stock awards were outstanding under our 2017 Plan.

XG SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock-based compensation expense was $86,467 and $174,231 for the three and six months ended June 30, 2018, respectively, compared to $88,371 and $176,742 for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was approximately $828,400 in unrecognized compensation cost related to the options granted under the 2017 plan. We expect to recognize these costs over the remaining vesting terms, ranging from 3 to 4 years.

NOTE 7 – CAPITAL LEASES

As of June 30, 2018 and December 31, 2017, we have capital lease obligations as follows:

	June 30, 2018	December 31, 2017

Capital lease obligations	$80,522	$149,120
Unamortized warrant discount	(3,385)	(15,040)
Net obligations	77,137	134,080
Short-term portion of obligations	(63,396)	(118,553)
Long-term portion of obligations	$13,741	$15,527

NOTE 8 — Customer, Supplier, country, and Product Concentrations

Grants and Licensing Revenue Concentration

There was no grant revenue for the three and six months ended June 30, 2018. There was no grant revenue for the three months ended June 30, 2017, one grantor accounted for 94% total grant revenue for the six months ended June 30, 2017. There was no licensing revenue for the three and six months ended June 30, 2018, one licensor accounted for the licensing revenue reported for the three and six months ended June 30, 2017.

Product Concentration

Concentrations of product sales greater than 10% of total product sales are shown in the table below. We attempt to minimize the risk associated with product concentrations by continuing to develop new products to add to our portfolio.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2018	2017	2018	2017
Graphene nanoplatelets –powders	73%	98%	72%	99%
Graphene nanoplatelets – cakes/slurries/integrated products	27%	2%	28%	1%

Customer Concentration

During the three months ended June 30, 2018, we had one customer whose purchases accounted for 85% of product sales.  During the three months ended June 30, 2017, we had two customers whose purchases accounted for 58% of product sales.

For the six months ended June 30, 2018, we had one customer whose purchases accounted for 84% of product sales. During the six months ended June 30, 2017, we had two customers whose purchases accounted for 26% of product sales.

At June 30, 2018, there were two customers who each had an accounts receivable balance greater than 10% of our total outstanding receivable balance. At June 30, 2017, there were two customers who each had an accounts receivable balance greater than 10% of our total outstanding receivable balance.

XG SCIENCES, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Country Concentration

We sell our products on a worldwide basis. All sales are denominated in U.S. dollars.

International sales for the three months ended June 30, 2018 were 7% of product sales as compared with 50% for the three months ended June 30, 2017. No foreign countries accounted for greater than 10% of total product sales for the three months ended June 30, 2018, and one country, China, accounted for 25% of product sales for the three months ended June 30, 2017.

International sales for the six months ended June 30, 2018 were 5% of product sales as compared with 60% for the six months ended June 30, 2017. No foreign countries accounted for greater than 10% of total product sales for the six months ended June 30, 2018, and three countries, China, South Korea, and the United Kingdom that accounted for approximately 15%, 16%, and 14%, respectively, of product sales for the six months ended June 30, 2017.

Suppliers

We buy raw materials used in manufacturing from several sources. These materials are available from a large number of sources. Thus, we believe a change in suppliers would have no material effect on our operations. We did not have purchases from one supplier that were more than 10% of total purchases for the three months and six months ended June 30, 2018 and 2017.

NOTE 9 - RELATED PARTY TRANSACTIONS

We have a licensing agreement for exclusive use of patents and pending patents with Michigan State University (“MSU”), a shareholder of the Company via the MSU Foundation. During the three months ended June 30, 2018 and 2017 we recorded licensing expense of $12,500 per quarter. During the six months ended June 30, 2018 and 2017 we recorded licensing expense of $25,000 in each period.

We have also entered into product licensing agreements with certain other shareholders. No royalty revenue or expenses have been recognized related to these agreements during the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, we recorded $25,000 in each quarter of royalty revenue from POSCO, a shareholder.

During the three months ended June 30, 2018 and 2017 we issued 7,140 shares per period of Series A Preferred stock to AAOF as payment for lease financing obligations under the terms of the Master Lease Agreement, dated March 18, 2013. For the six months ended June 30, 2018 and 2017 we issued a total of 14,280 shares per period as payment for lease obligations.

On April 19, 2018 and June 27, 2018, Arnold Allemang, the Chairman of our Board of Directors, purchased 62,500 and 125,000 shares, respectively, in our IPO through his trust, for a total of $1,500,000 in proceeds to the Company.

On June 27, 2018, Steve Jones, our Director, purchased 56,000 shares, respectively, in our IPO through his trust and related affiliates, for a total of $448,000 in proceeds to the Company.

NOTE 10 – SUBSEQUENT EVENTS

During the period from July 1 through August 10, 2018, we received proceeds of $596,000 for the sale of 74,500 shares of common stock in our IPO.

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

Cumulative Customers, By Year

We believe average order size is an early indicator of commercial traction. The majority of our customers are still ordering in smaller quantities consistent with their development and engineering qualification work. As can be seen in the chart below, our biannual average order size was relatively modest until the second half of 2017, when a number of customers reached commercial status with different product applications. The data below represents orders shipped in the respective half year and exclude no charge orders targeted mainly for R&D purposes. The data shows that the average order size has increased steadily over the last two years, and we believe that it will continue to increase as more customers commercialize products using our materials. In the three months ending June 30, 2018 the average order size was $11,345, an increase from $3,322 in the three months ending June 30, 2017 and a decrease from $15,827 for the three month ending March 31, 2018, which resulted from changes in customer and product mix in sequential quarters. In 2017 our customer shipments increased by over 600% to almost 18 metric tons (MT) of products from the 2.5 MT shipped in 2016. In the 3 months ending June 30, 2018 we shipped 15.4 MT of product (11.2 MT of graphene nanoplatelets in the form of dry powders and 4.2 MT of slurry, cakes or other integrated products containing graphene nanoplatelets), an increase of 716% over the 3 months ending June 30, 2017 (1.9 MT mostly in the form of dry powder) and an increase of 5% as compared to the 3 months ending March 31, 2018 (10.4 MT of dry powder and 4.4 MT of slurry, cakes or other integrated products containing graphene nanoplatelets).

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

The process of “designing-in” new materials is relatively complex and involves the use of relatively small amounts of the new material in laboratory and engineering development for an extended period of time. Following successful development, customers that incorporate our materials into their products will then order much larger quantities of material to support commercial production. Although, our customers are under no obligation to report to us on the usage of our materials, some have indicated that they have introduced or will soon introduce commercial products that use our materials. Thus, while many of our customers are currently purchasing our materials in kilogram (one or two pound) quantities, some are now ordering at multiple ton quantities and we believe many will require tens of tons or even hundreds of tons of material as they commercialize products that incorporate our materials. We also believe that those customers already in production will increase their order volume as demand increases and others will begin to move into commercial volume production as they gain more experience in working with our materials and engage new customers. For example, in the first half of 2017 we shipped 3.4 metric tons of product for various end-use customers and in the second half of 2017 we shipped just shy of 14 metric tons. In the first quarter of 2018 we shipped 14.8 metric tons of products comprising 10.4 metric tons of dry powders and approximately 4.4 metric tons of additional product in the form of a slurry, cake or other integrated products. In the second quarter of 2018 we shipped 15.4 metric tons of product comprising 11.2 metrics tons of dry powders and approximately 4.2 metric tons of additional product in the form of a slurry, cake or other integrated products. In the second quarter of 2017 we shipped 1.9 metric tons of product, comprised mainly of dry powder. This demand profile is further evidence that we are transitioning into higher-volume production. Based on customer forecasts and management estimates, we expect to ship from 100 to 200 metric tons in 2018.

 2018 Expected Revenue

We are tracking the commercial and development status of more than 75 different customer applications using our materials with some customers pursuing multiple applications. As of June 30, 2018, we had eighteen specific customer applications where our materials are incorporated into our customers’ products and such customers are actively selling these products to their own customers. In addition, we have another fourteen customer applications where our customers have indicated that they expect to begin shipping product incorporating our materials in the next 3 – 6 months and have another sixteen customer applications where our customers have indicated an intent to commercialize in the next 6 – 9 months. We are also working with numerous additional customers that have not yet indicated an exact date for commercialization, but we believe have the potential to contribute to revenue in 2018. The following graphic demonstrates the trend over the past 9 quarters as an increasing number of customers indicate their intent to commercialize applications and move into actively selling products for future sales. As a result, we believe we will begin shipping significantly greater quantities of our products, and thus continue scaling revenue through 2018. Based on the status of current discussions with customers and their feedback on the performance of our materials in their products, we believe we will be able to recognize approximately $8 – $15 million of revenue in 2018, although this cannot be assured.

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

Addressable Markets

The markets that we serve are large and rapidly growing. For example, as shown in the figure below, Avicenne Energy (The Battery Show, Novi MI, September 2017) estimates that the market for materials used in lithium ion batteries was approximately $10.4 billion and with a double-digit compound annual growth rate. We believe our ability to address next generation battery materials represents a significant opportunity for us.

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

Our Intellectual Property

Some of our proprietary manufacturing processes were developed at Michigan State University (MSU) and licensed to us in 2006. We license three U.S. patents and patent applications from MSU. On August 8, 2016, we signed an agreement acquiring an exclusive license to Metna’s background IP for use of graphene nanoplatelets as additives to concrete mixtures. For purposes of the agreement, Metna’s background IP relates to the U.S. Patent 8,951,343. Also, on August 8, 2016, we entered into a second agreement for an exclusive license related to all Metna’s background technology and foreground technology, including any jointly-owned foreground technology where the end use is known to be any graphite additive dispersed in concrete mixtures. Over time, our scientists and engineers have made many further discoveries and inventions that are embodied in the form of (and as of June 30, 2018): eight additional U.S. patents, ten foreign patents, thirteen additional U.S. patent applications and numerous trade secrets. For many of the applications filed in the U.S., additional filings are made in other countries such as the European Union, Japan, South Korea, China, Taiwan or other applicable countries. As of June 30, 2018, we maintained twenty-eight international patent applications. These filings and analyses are made on a case-by-case basis. Typically, patents that are defensive in nature are not filed abroad, while those that are protective of active XGS products or applications are filed in relevant countries abroad. Our general IP strategy is to keep as trade secrets those manufacturing processes that are difficult to enforce should they be disclosed and to seek patent coverage for other manufacturing processes, materials derived from those processes, unique combinations of materials and end uses of materials containing graphene nanoplatelets. We believe that the combination of our rights under the MSU license, our patents and patent applications, and our trade secrets create a strong intellectual property position.

Operating Segment

We have one reportable operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, conducts research on graphene nanoplatelets and related products, and licenses our technology as appropriate. As of June 30, 2018, we shipped products on a worldwide basis, but all of our assets were located within the United States.

Results of Operations for the Three and Six Months Ended June 30, 2018 Compared with the Three and Six Months Ended June 30, 2017

Summary Income Statement	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(unaudited)	2018	2017	Change	2018	2017	Change
		(restated)			(restated)
Total Revenue	$850,854	$284,079	$566,775	$1,737,191	$566,268	$1,170,923
Cost of Goods Sold	1,105,949	508,694	597,255	2,320,723	996,614	1,324,109
Gross Loss	(255,095)	(224,615)	(30,480)	(583,532)	(430,346)	(153,186)
Research & Development Expense	287,082	227,062	60,020	564,146	490,626	73,520
Sales, General & Administrative Expense	1,147,794	923,765	224,029	2,334,473	1,920,352	414,121
Total Operating Expense	1,434,876	1,150,827	284,049	2,898,619	2,410,978	487,641
Operating Loss	(1,689,971)	(1,375,442)	(314,529)	(3,482,151)	(2,841,324)	(640,827)
Other Income (Expense)	(83,805)	(161,074)	77,269	(165,721)	(191,015)	25,294
Net Loss	$(1,773,776)	$(1,536,516)	$(237,260)	$(3,647,872)	$(3,032,339)	$(615,533)

Revenue

Revenue for the three and six months ended June 30, 2018 and 2017, by category, are shown below.

Summary of Revenue	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(unaudited)	2018	2017	Change	2018	2017	Change
Product Sales	$850,854	$259,079	$591,775	$1,737,191	$416,779	$1,320,412
Grants	—	—		—	99,489	(99,489)
Licensing	—	25,000	(25,000)	—	50,000	(50,000)
Net Loss	$850,854	$284,079	$566,775	$1,737,191	$566,268	$1,170,923

Product sales consist of two broad categories: (1) material sold to customers for research or development purposes; and (2) production orders for customers. Typically, the order sizes for the first category are relatively small, however we expect orders in the second category to be much larger in the future. For the three months ended June 30, 2018, product sales increased by $591,775, or 228% from the comparable period in the prior year. For the six months ended June 30, 2018, product sales increased by $1,320,412, or 317% from the comparable period in the prior year. The main reason for the increase was customers moving through development programs towards commercialization, requiring larger quantities of our materials for advanced testing, pilot production and commercial-scale production activities. We believe that those customers already in production will increase their order volume as demand increases and others will begin to move into commercial volume production as they gain more experience in working with our materials and engage their own customers. As a result of this movement, we shipped 10.4 metric tons of graphene nanoplatelets in the form of dry powders in the first quarter of 2018 and an additional 4.4 tons of slurries, cakes and other integrated products containing graphene nanoplatelets, 11.2 metric tons of graphene nanoplatelets in the form of dry powders in the second quarter of 2018 and an additional 4.2 metric tons of slurries, cakes and other integrated products containing graphene nanoplatelets. We expect to ship from 70 to 120 metric tons of product in the second half of 2018.

We ship our products from our Lansing, MI manufacturing facilities to customers around the world. During the three months ended June 30, 2018, we shipped materials to customers in 17 countries, as compared to 19 countries during the same three-month period in 2017. During the six months ended June 30, 2018, we shipped materials to customers in 22 different countries, versus 25 countries in 2017. For the three months ended, June 30, 2018, no foreign countries accounted for more than 10% of product sales, and during the same period in 2017, shipments to only one country accounted for more than 10% of product sales, China. For the six months ended June 30, 2018, no foreign countries accounted for more than 10% of product sales, and during the same period in 2017, shipments to three countries accounted for more than 10% of product sales. Those countries, China, South Korea and the United Kingdom accounted for approximately 45% of total product sales during the six months ended June 30, 2017.

Order Summary

The table below shows a comparison of domestic and international orders fulfilled (note that this does not include orders for free samples). The table also includes the average order size for product sales. These numbers indicate that our customer base remains active with research and development projects that use our materials, but that the order size is increasing as more customers order for production purposes or approach commercial status with products using our materials. The average order size for the product revenue during the six months ended June 30, 2018 increased by 242% as compared to the same period in 2017. Although the average size of these orders is still relatively small, we have begun shipping in metric ton quantities to multiple customers.

Order Summary	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(unaudited)	2018	2017	Change	2018	2017	Change

Number of orders - domestic	47	36	11	82	66	16
Number of orders - international	28	42	(14)	49	83	(34)
Number of orders - total	75	78	(3)	131	149	(18)
Average order size for product sales recorded in our Statement of Operations	$11,345	$3,322	$8,023	$13,261	$2,797	$10,464
% change			242%			374%

Grant Revenue

We received no grant revenue for the three and six months ended June 30, 2018. Grant revenue for the three and six months ended June 30, 2017 was $0 and $99,489, respectively. The grant revenue for the six months ended June 30, 2017 consisted of $93,747 from the US Department of Energy and $5,742 from Daimler / University of Michigan.

Licensing Revenue

For the three and six months ended June 30, 2018 we had no licensing revenue. Licensing revenue for the three and six months ended June 30, 2017 was $25,000 and $50,000, respectively. The licensing revenue in 2017 was from POSCO, a shareholder of the Company.

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

The following table shows the relationship of direct costs to product sales for the three and six months ended June 30, 2018 and 2017:

Direct Margin and Gross Profit Summary	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(unaudited)	2018	2017	Change	2018	2017	Change

Product Sales	$850,854	$259,079	$591,775	$1,737,191	$416,779	$1,320,412
Direct Costs	563,260	93,542	469,718	1,031,451	210,312	821,139
Direct Cost Margin	$287,594	$165,537	$122,057	$705,740	$206,467	$499,273
% of Sales	33.8%	63.9%		40.6%	49.5%
Unallocated Manufacturing Expense	542,689	415,152	127,537	1,289,272	786,302	502,970
Gross Loss on Product Sales(1)	$(255,095)	$(249,615)	$(5,480)	$(583,532)	$(579,835)	$(3,697)

(1) Gross Loss on Product Sales excludes any licensing or grant revenues.

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

For the three months ended June 30, 2018, unallocated manufacturing expenses increased by 31% to $542,689 as compared to $415,152 in 2017. The increase of $127,537 is largely due to higher levels of manufacturing overhead expense as we prepare for and fulfill higher volume commercial orders.

For the six months ended June 30, 2018, unallocated manufacturing expenses increased by 64% to $1,289,272 as compared to $786,302 during the same period in 2017. The increase of $502,970 is largely due to higher levels of manufacturing overhead expense as we prepare for and fulfill higher volume commercial orders.

Sales, General and Administrative Expenses

During the three months ended June 30, 2018 we incurred selling, general and administrative expenses (SGA) of $1,147,794. This is an increase of approximately $224,029 or 24.3% from the same period in 2017, primarily due to increases in personnel costs as a result of our growth in sales.

During the six months ended June 30, 2018 we incurred selling, general and administrative expenses (SGA) of $2,334,473. This is an increase of approximately $414,121 or 21.6% from the same period in 2017, primarily due to increases in personnel costs as a result of our growth in sales. As we continue to grow and gain traction in the marketplace we expect our SGA expenses to fluctuate in the short term, and stabilize and become more fixed in nature as we achieve economies of scale in the long term.

Research and Development Expenses

Research and development expenses for the three months ended June 30, 2018 were $287,082 as compared to $227,062 for the same period in 2017. The increase of $60,020 or 26.4% is primarily due to increased activities in our research and development area as we continue to commercialize and expand our sales reach.

Research and Development expenses for the six months ended June 30, 2018 were $564,146 as compared to $490,626 for the same period ended June 30, 2017. The increase of $73,520 or 15% is primarily due to increased activities in our research and development area as we continue to commercialize and expand our sales reach.

Other Income (Expense)

The following table shows a comparison of other income and expense by major component for the three and six months ended June 30, 2018 and 2017:

Other Income (Expense)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(unaudited)	2018	2017	Change	2018	2017	Change
		(restated)			(restated)
Interest expense, net	$(83,805)	$(54,445)	$(29,360)	$(168,974)	$(113,533)	$(55,441)
Gain (loss) from change in fair value of derivative liability - warrants	—	(32,629)	32,629	—	(3,458)	3,458
Government incentives, net	—	(74,000)	74,000	3,253	(74,024)	77,277
Total	$(83,805)	$(161,074)	$77,269	$(165,721)	$(191,015)	$25,294

Interest expense, net of interest income in the three and six month periods ending June 30, 2018, increased by $29,360 and $55,441, respectively from the comparable periods in the prior year. The increase is due to an increase in the amount of indebtedness outstanding under the Dow Facility, to $5 million as of June 30, 2018, from $2 million as of June 30, 2017.

Gain/(loss) from changes in the fair value of derivative liability warrants from the previous valuation period are characterized as other income (expense) on our Statement of Operations as a result of the GAAP requirement to use variable accounting for such instruments. These values fluctuate from period to period as a result of updating inputs used in the trinomial lattice model used to value such warrants, including risk free rate, volatility, remaining term of each warrant, and the underlying stock price assumption used in such calculations. On September 30, 2017, we adopted ASU 2017-11 and reclassified 224,897 warrants related to Series B Preferred stock from derivative liabilities to equity and we are no longer required to record the change in fair values for these instruments. See Note 2 to the unaudited condensed consolidated financial statements for more information.

Government incentives include accruals for incentive awards from state and local government entities, these incentives often relate to new hires or job creation activities. In 2016, we accrued $74,000 for expected incentive awards from the Michigan Economic Growth Authority (“MEGA”), based on our experience in receiving such incentive awards over the previous four years for our hiring practices. Upon review by MEGA in May 2017, our 2016 incentive was declined because of our failure to meet a baseline assumed hiring threshold. Since 2016 was the final year for this incentive award program, we wrote off this previously accrued award in the three months ended June 30, 2017.

Cash Flow Summary

The following condensed cash flow statement compares cash flow from operating, investing, and financing activities for the six months ended June 30, 2018 and 2017.

Cash Flow Summary	For the Six Months Ended June 30,		Change 2018 – 2017
(unaudited)	2018	2017	$	%
Cash, cash equivalents and restricted cash, beginning of period(1)	$3,041,590	$1,980,842	$1,060,748	54%
Net Cash provided by (used in):
Operating activities	(2,349,037)	(2,384,615)	35,578	(1)%
Investing Activities	(1,780,095)	(446,626)	(1,333,469)	299%
Financing Activities	3,868,141	1,477,150	2,390,991	162%
Net decrease in cash, cash equivalents and restricted cash	(260,991)	(1,354,091)	1,093,100	(81)%
Cash, cash equivalents and restricted cash, end of period(1)	$2,780,599	$626,751	$2,153,552	344%

(1)	Cash and cash equivalents, beginning of period above were $2,845,798 and $1,785,343 for the six months ended June 30, 2018 and 2017, respectively. Restricted cash for a letter of credit, beginning of period above were $195,792 and $195,499 for the six months ended June 30, 2018 and 2017, respectively. Cash and cash equivalents, end of period above were $2,584,661 and $431,107 for the six months ended June 30, 2018, respectively. Restricted cash for a letter of credit, end of period above were $195,938 and $195,644 for the six months ended June 30, 2018 and 2017, respectively.

Investing activities for the six months ended June 30, 2018 included net capital expenditures for the purchase of property and equipment of $1,707,364 and $72,732 for intellectual property as compared with $352,003 for property and equipment and $94,623 for intellectual property during the same period in 2017. These levels of capital expenditures are higher as we have begun to update and install equipment necessary to increase production capacity to meet anticipated customer orders for those customers who are moving into commercialization of products containing our materials. In early June 2018 we began operations at our new manufacturing facility in Mason, Michigan.

Financing activities provided a net increase in cash of $3,868,141 and $1,477,150 for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 gross proceeds from the issuance of common stock was $3,945,400 and stock issuance expenses were $66,598 as compared to proceeds from the issuance of common stock for the six months ended June 30, 2017 of $1,720,400 and stock issuance expenses of $233,500.

Liquidity and Capital Expenditures

We have historically incurred losses from operations and we may continue to generate negative cash flows as we implement our business plan. Our condensed consolidated financial statements are prepared using US GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We originally filed the Registration Statement on Form S-1 (File No. 333-209131) with the SEC on April 11, 2016 which was declared effective by the SEC on April 13, 2016 (as amended, the “Registration Statement”). The Registration Statement registered up to 3,000,000 shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten offering (the “Offering” or our “IPO”). Post-Effective Amendment No. 1 to the Registration Statement was declared effective August 26, 2016, Post-Effective Amendment No. 2 was declared effective August 31, 2016, Post-Effective Amendment No. 3 was declared effective January 17, 2017, and Post-Effective Amendments No. 4 and No. 5 were dated April 12, 2017. Post-Effective Amendment No. 5 was declared effective April 14, 2017. Post-Effective Amendment No. 6 was declared effective June 26, 2018. Although we are currently selling shares of our common stock in our IPO pursuant to the Registration Statement, we have not yet listed the company for trading on any exchanges.

In December 2016, we entered into a draw loan note and agreement (the “Dow Facility”) with The Dow Chemical Company (“Dow”) to provide up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. As of August 10, 2018, we had drawn $5.0 million under the Dow Facility. The remaining $5 million will become available to us once we have raised $10 million of equity capital after October 31, 2016.  As of August 10, 2018, we have sold 1,534,507 shares of common stock pursuant to our IPO at a price of $8.00 per share for gross proceeds of $12,276,056. However, only $9,075,024 of this amount has been raised during the measurement period beginning November 1, 2016. Thus, we still need to raise $924,976 of additional equity capital prior to the remaining $5.0 million under the Dow Facility becoming available to us.

As of August 10, 2018, we had cash on hand of $1,549,219. We believe our cash from increasing commercial sales activity and various financing sources will fund our operations for at least the next 12 months. We intend that the primary means for raising funds will be through our IPO and the additional $5 million of proceeds from the Dow Facility that becomes available to us after we have raised another $924,976 of equity capital as noted above; however, we can make no assurances that we will raise such equity capital and be able to access the additional $5 million under the Dow Facility. Taking into account our current cash position as noted above, an additional $924,976 in proceeds from our IPO, which would allow us to draw up to $5 million from the Dow Facility, we believe that we can fund our operations including planned capital expenditures for at least the next 12 months. If needed, two of our shareholders have committed to provide the additional $924,976 million of equity capital needed to open up to the remaining $5 million of availability under the Dow Facility to the extent such funding is not provided by other third parties. This commitment is good through March 31, 2019.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide this information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2018 we issued 7,140 shares per period of Series A Preferred Stock to Aspen Advanced Opportunity Fund, LP as payment for lease financing obligations under the terms of the Master Lease Agreement dated March 18, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

10.1	Second Amendment to Shareholders Agreement, dated May 30, 2018	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on June 1, 2018
31.1	Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002*	Filed herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 10, 2018	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer, President, Treasurer, Principal Executive Officer and Principal Financial Officer

Dated: August 10, 2018	By:	/s/ Corinne Lyon
	Name:	Corinne Lyon
	Title:	Controller and Principal Accounting Officer

