Form 10-Q/A
period 2018-09-30
XG SCIENCES INC
filed 2018-12-10
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

 Explanatory Note

This quarterly report on Form 10-Q/A has been amended solely to revise an estimate related to expected revenue contained in Item 2 of the registrant’s quarterly report on Form 10-Q filed on November 7, 2018. Other than the foregoing, this amended report speaks as of the original filing of our Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the certifications required pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

2018 Expected Revenue

We are tracking the commercial and development status of more than 75 different customer applications using our materials with some customers pursuing multiple applications. As of September 30, 2018, we had nineteen specific customer applications where our materials are incorporated into our customers’ products and such customers are actively selling these products to their own customers. In addition, we have another seventeen customer applications where our customers have indicated that they expect to begin shipping product incorporating our materials in the next 3 – 6 months and have another seventeen customer applications where our customers have indicated an intent to commercialize in the next 6 – 9 months. We are also working with numerous additional customers that have not yet indicated an exact date for commercialization, but we believe have the potential to contribute to revenue in 2018. The following graphic demonstrates the trend over the past 10 quarters as an increasing number of customers indicate their intent to commercialize applications and move into actively selling products for future sales. As a result, we believe we will begin shipping significantly greater quantities of our products, and thus continue scaling revenue through 2018. Based on the status of current discussions with customers and their feedback on the performance of our materials in their products, we believe we will be able to recognize approximately $3.5 - $4.0 million of revenue in 2018, although this cannot be assured.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

31.1	Certifications of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certifications of the Chief Financial Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002*	Filed herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 10, 2018	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer, President and Principal Executive Officer

Dated: December 10, 2018	By:	/s/ Jacqueline Lemke
	Name:	Jacqueline Lemke
	Title:	Chief Financial Officer and Principal Financial Officer

