Form 10-K
period 2018-12-31
XG SCIENCES INC
filed 2019-04-01
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:
For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐  No ☒

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

As of June 30, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $17,081,528, based on the price at which the common equity was last sold (i.e., $8.00 per share).

The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 1, 2019 was 3,811,518.

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

We believe the unique properties of graphene and graphene nanoplatelets will enable numerous new product applications and the market for such products will quickly grow to be a significant market opportunity. Our business model is to design, manufacture and sell advanced materials we call xGnP® graphene nanoplatelets and value-added products incorporating xGnP® nanoplatelets. We currently have hundreds of customers trialing our products for numerous applications, including, but not limited to lithium ion batteries, lead acid batteries, thermally conductive adhesives, composites, thermal management and heat transfer, inks and coatings, printed electronics, construction materials, cement, and in a range of other industrial uses. We believe our proprietary processes have enabled us to be a low-cost producer of high quality, graphene nanoplatelets and value-added integrated products containing graphene nanoplatelets and that we are well positioned to address a wide range of end-use applications.

Our Customers

We sell products to customers around the world and have sold materials to over 1,300 customers in 47 countries since 2008. Some of these customers are research organizations and some are commercial organizations. Our customers have included well-known automotive and OEM suppliers around the world (Ford, Johnson Controls, Magna, Honda Engineering) world-scale lithium ion battery manufacturers in the US, South Korea and China (Samsung SDI, LG Chemical, Lishen, A123) and diverse specialty material companies (3M, BASF, Henkel, Dow Chemical, DuPont) as well as leading research centers such as Lawrence Livermore National Laboratory and Oakridge National Laboratory. We have also licensed some of our base manufacturing technology to other companies. Our  licensees include POSCO, the fifth largest steel manufacturer in the world by 2018 tonnage output, and Cabot Corporation (“Cabot”), a leading global specialty chemicals and performance materials company. These licensees further extend our technology through their customer networks. As can be seen in the below bar chart, the cumulative number of customers has steadily grown over the last ten years.

Cumulative Customers, by Year

We believe average order size is an indicator of commercial traction. Many of our customers are still ordering in quantities consistent with their development and engineering qualification work. As can be seen in the chart below our quarterly average order size was relatively modest until the second half 2017, when a number of customers reached commercial status with different product applications. The data below represents orders shipped in the respective quarter and excludes “no charge” orders targeted mainly for R&D purposes. The data shows that the average order size has increased steadily over the last two years, and we believe that it will continue to increase as more customers commercialize products using our materials. During the three months ended December 31, 2018 the average order size was $15,024, an increase of 3.3% from $14,541 during the three months ended December 31, 2017. During the 3 months ending December 31, 2018 we shipped 14.0 MT of product, an increase of 44% over the 3 months ended December 31, 2017. 10.9 MT of dry powder and 3.1MT of integrated product shipped during the 3 months ended December 31, 2018. For the full year 2018 for all products our customer shipments were 59.9 MT compared to 19.3 MT for the full year 2017, an increase of 210%, further reflecting an adoption of our products in range of customers and end-markets.

Our Products

XG Sciences is a manufacturer of graphene nanoplatelets marketed under the brand xGnP® and value-added products that contain graphene nanoplatelets. The term “graphene” is used widely in the literature and the popular press to cover a variety of specific forms of the material. We generally think about two broad classes of graphene materials:

1.	One-atom thick films of carbon commonly referred to as monolayer graphene, manufactured typically from gases by assembling molecules to form relatively large, transparent sheets of material. These materials have been characterized by their performance attributes that differentiate them from other advanced materials and that may include: 200 times stronger than steel, flexible and able to stretch up to 25% of its original length, optically transparent, more electrically conductive than copper, more thermally conductive than any other known material and atomic-level barrier properties. XG Sciences does not manufacture these films and does not participate in the markets for these films and believes that in general, the markets for these films do not compete with those for graphene nanoplatelets.
2.	Ultra-thin particles of carbon that consist of layers of graphene sheets ranging in thickness from a few layers to many layers – that are commonly referred to as graphene nanoplatelets (“GNP” or “GNPs”). Because GNPs are thin and can be manufactured in a range of diameters, they are useful for a wide variety of applications. XG Sciences manufactures GNPs that range in thickness from a few nanometers and up to 10-20 nanometers and with diameters ranging from less than 1 micron and up to 100 microns. The manufacture of these graphene particles is our main area of expertise, and their use in practical applications is the focus of our sales, marketing and development activities.

According to ISO /TS 80004-13:2017, Nanotechnologies – Vocabulary – Part 13: Graphene and two-dimensional (2D) materials, there is a general need to establish a common vocabulary to facilitate global communication for graphene and other related 2D materials. More specifically, ISO posits the following. “More recently, other materials with a structure similar to that of graphene have also shown promising properties including monolayer and few-layer versions of hexagonal boron nitride (hBN), molybdenum disulphide (MoS2), tungsten diselenide (WSe2), silicene and germanene and layered assemblies of mixtures of these materials. These materials have their thickness constrained within the nanoscale or smaller and consist of between one and several layers. These materials are thus termed two-dimensional (2D) materials as they have one dimension at the nanoscale or smaller, with the other two dimensions generally at scales larger than the nanoscale.” ISO further defines graphene as “single layer of carbon atoms with each atom bound to three neighbours (sic) in a honeycomb structure” and graphene nanoplatelets as “consisting of graphene layers” and further as “typically have thickness of between 1 nm to 3 nm and lateral dimensions ranging from approximately 100 nm to 100 µm”.

The well-publicized isolation of characterization of graphene in 2004 at the University of Manchester, has spawned a new class of 2D materials based on layers of carbon atoms arranged in a hexagonal array and each carbon having lone pair electrons. The unique characterization and related performance of this new class of materials is derived from their two-dimensional nature and their composition of sp2 carbon atoms arranged in a hexagonal array. The ability of any new material to be exploited in industrial applications will depend on its fit-for-performance. In the case of graphene nanoplatelets, the fit-for-performance is very much related to their aspect ratio (among other factors) such that the diameter is greater than the thickness and is what differentiates the material from bulk graphite of high crystallinity and purity. It may be worth positing that nanoplatelets consisting of largely basel planes of carbon atoms packed in a hexagonal array, i.e., graphene, may be correctly termed as a graphene nanoplatelets so long as their aspect ratio may be classified as two-dimension and are thus in the form of platelets. Such a definition implies that the thickness is nanoscale – which one may conclude a GNP would meet having a thickness in the range from generally 0.6 nanometers and up to many 10’s of nanometers. XG Sciences has chosen to utilize the definitions as set out by the Carbon Journal editorial team (Carbon, volume 65, pp.1-6) and Fullerex (Bulk Graphene Pricing Report, 2018) which provides classification for the various material types which provide more specific descriptions of commercially available graphene.

Graphene Product Thickness Definitions Based on Thickness

Number of Layers	Product Description
1	Graphene (monolayer)
1-3	Very Few Layer Graphene (vFLG)
2-5	Few Layer Graphene (FLG)
2-10	Multilayer Graphene (MLG)
>10	Graphene Nanoplatelets (GNP)

Bulk Materials.

We sell bulk materials under the trademarked brand name of xGnP® graphene nanoplatelets. These materials are produced in various grades, which are analogous to average particle thickness, and average particle diameters. There are three commercial grades (Grades H, M & R), each of which is offered in three standard particle sizes and a fourth, C Grade, which is offered in three standard surface areas. We also have access to other development grades (Grade T, for example), but which are not yet made available commercially. These bulk materials, which normally ship in the form of a dry powder, are especially applicable for use as additives in polymeric or metallic composites, or in coatings or other formulations where particular electrical, thermal or barrier applications are desired by our customers. We also offer our material in the form of dispersions of nanoplatelets in liquids such as water, alcohol, or organic solvents, or mixed into resins or polymers such as epoxies or urethanes. We use two different commercial processes to produce these bulk materials:

•	Grade H/M/R/T materials are produced through chemical intercalation of natural graphite followed by thermal exfoliation using a proprietary process developed by us. The “grade” designates the thickness and surface characteristics of the material, and each grade is available in various average particle diameters. Surface area, calculated by the Brunauer, Emmet, and Teller (BET) Method, is used as a convenient proxy for thickness, so each grade of products produced through chemical intercalation is designated by its average surface area, which ranges from 50 to 150 m2/g of material. We are able to extend the surface area higher (250 m2/g for T Grade) but are not yet producing these materials commercially. As the market need emerges for few layer graphene, we will consider making these materials available commercially. For example, we introduced a new Grade of xGnP® powders, R-Grade, with improved electrical conductivity targeting use in applications for electrically and thermally conductive ink and composites.
•	Grade C materials are produced through a high-shear mechanical exfoliation using a proprietary process and equipment that we invented, designed, and constructed. The Grade C materials are smaller particles than those grades produced through chemical exfoliation, and Grade C materials are designated by their BET surface area, which ranges from 300 to 800 m2/g. We are able to produce other surface areas but are not yet making those available commercially.

The following graphic depicts xGnP® graphene nanoplatelets as a function of both layer thickness and aspect ratio (thickness by diameter), two key parameters which will influence their performance in a range of industrial applications. The graphic demonstrates that XG Sciences’ graphene nanoplatelet portfolio encompasses the definition for graphene and grapehene nanoplatelets set forth by ISO and the Carbon Journal editorial team.

XG Sciences’ Graphene Nanoplatelet Product Portfolio and Versus Graphite

Composites. These consist of compositions of specially designed xGnP® graphene nanoplatelets formulated in pre-dispersed mixtures that can be easily incorporated in various polymers. Our integrated composites portfolio includes pre-compounded resins derived from a range of thermoplastics as well as master batches of resins and xGnP® nanoplatelets and their combination with resins and fibers for use in various end-use applications that may include industrial, automotive and sporting goods and which have demonstrated efficacy in standard injection molding, compression molding, blow molding and 3-D processes, to name but a few. Our current product portfolio of polymer resins containing various forms of our xGnP® graphene nanoplatelets and in varying concentration and includes: polyurethane (XGPU), polypropylene (XGPP), polyethylene terephthalate (XGPET), vinyl ester (XGVE), polyetherimide (XGPEI) and high-density polyethylene (XGHDPE). Other polymers may be added over time depending on the end-market and customer needs. In addition, we offer various bulk materials with demonstrated efficacy in plastic composites to impart improved physical performance to such matrices, which may be supplied as dry powders or as aqueous or solvent-based dispersions or cakes as described above. We have also targeted use of our graphene nanoplatelets as an additive in cement mixtures, which we believe results in improved barrier resistance, durability, toughness and corrosion protection. Our GNP® Concrete Additive promotes the formation of more uniform and smaller grain structure in cement. The resulting fine-grain and uniform structure provides improvements in flexural and compressive strength. In addition, the embedded graphene nanoplatelets will stop cracks from forming and retard crack propagation, should any cracks form – the combination of which will improve lifetime and durability of cement.

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

Thermal Management Materials.  These consist mainly of two types of products, our XG Leaf® sheet products and various thermal interface materials (“TIM”) in the form of custom greases or pastes. XG Leaf® is a family of sheet products ideally suited for use in thermal management in portable electronics, which may include cell phones, tablets and notebook PC’s. As these devices continue to adopt faster electronics, higher data management capabilities, brighter displays with ever increasing definition, they generate more and more heat. Managing that heat is a key requirement for the portable electronics market and our XG Leaf® product line is suited to address the need. These sheets are made using special formulations of xGnP® graphene nanoplatelets as precursors, along with other materials for specific applications. Our custom XG TIM® greases and pastes are also designed to be used in various high temperature environments. Additionally, we offer various bulk materials for use as active components in adhesives, liquids, coatings and plastic composites to impart improved thermal management performance to such matrices.

Our Focus Areas

We believe we are a “platform play” in advanced materials, because our proprietary processes allow us to produce varying grades of graphene nanoplatelets that can be mapped to a variety of applications in many market segments. However, we are prioritizing our efforts in specific areas and with specific customers that we believe represent opportunities for either relatively near-term revenue or especially large and attractive markets. At this time, we are focused on four key vertical markets: Automotive, Sporting Goods, Packaging and Composites. The following graphic provides examples of target applications within each of the four key verticals where XG Sciences has either commercial sales or is in development with one or more customers.

XGS Market/Application Focus Areas

Addressable Markets

The markets for our materials are large and growing. As one example, the 2019 North American packaging market for plastic bottles and containers is estimated to be more than $34 billion (Mordor Intelligence). Further, Mordor estimates the 2019 global market for PET water bottles at 543.8 billion units. XG Sciences is engaged in the commercial supply of xGnP® graphene nanoplatelets for use in water bottles manufactured initially in North America and we are expanding our market activities into other geographies. If each water bottle produced in 2019 were to incorporate just 1 gram of xGnP® graphene nanoplates, the total revenue available to XG Sciences may range from $300 to $500 million.

Commercialization Process

Because graphene is a new material, most of our customers are still developing applications that use our products. Commercialization is a process, the exact timing of which is often difficult to predict. It starts with our own internal R&D to validate performance for an identified market or customer-specific need. Our customers then validate the performance of our materials and determine whether our products can be incorporated into their manufacturing processes. This is initially done at pilot production scale levels. Our customers then have to introduce products that incorporate our materials to their own customers to validate performance. After their customers have validated performance, our customers will then move to commercial scale production. Every customer goes through the same process, but will do so at varying speeds, depending on the customer, the product application and the end-use market. Thus, we are not always able to predict when our customers will begin ordering commercial volumes of our materials or predict their expected volumes over time. However, as customers move through the process, we generally receive feedback and gain greater insights regarding their commercialization plans. According to our respective customers, the following are just some examples of where our products are providing value to our customers at levels that are either in commercial production or we believe will warrant their use on a commercial basis:

•	In 2018, Callaway Golf Company introduced new dual-core Chrome Soft and Chrome Soft X golf balls incorporating our xGnP® graphene nanoplatelets into the outer core, resulting in a new class of golf ball that enables higher driving speeds, greater distance and increased control, which is allowing Calloway to command a premium price for their golf balls in the marketplace and in 2019 expanded the technology to incorporate our xGnP® into the ERC Soft line of golf balls;
•	Ford Motor Company for polyurethane based foams for use in over ten under hood components on the Ford F-150 and Mustang going into production this quarter and eventually, other Ford vehicles demonstrating a 17 percent reduction in noise, a 20 percent improvement in mechanical properties and a 30 percent improvement in heat endurance properties, compared with that of the foam used without graphene;

•	Light emitting diode module and product company demonstrated approximately 50% improvement in thermal management capability when compared to existing commercial thermal management products, translating into a 15% improvement in thermal management at the device level;

•	Lead acid battery manufacturers incorporating our materials in the commercial supply of batteries demonstrating improvements in measured cycle life, capacity and charge acceptance;

•	U.S. bottling company adopting commercial use of our graphene nanoplatelets in PET water bottles to improve modulus (10% with minimal affect to color and up to 200% with color change), shelf life and energy savings during processing;

•	Construction company adopting our materials for commercial use after demonstrating a 30% improvement in flexural strength using less than one weight percent of xGnP® in construction material composites;

•	Plastics composite part manufacturer demonstrating 7-30% improvement in strength and 40% improvement in modulus when used in sheet molding compound; and

•	Plastic composite parts manufacturer demonstrating 25% increase in tensile strength and 15% improvement in flex modulus for a high-density polyethylene composite, and Plastics manufacturer demonstrating up to 25% increase in tensile modulus, 15% increase in tensile strength and 8x increase in puncture impact for nylon-based thermoplastics.

The process of “designing-in” new materials is relatively complex and involves the use of relatively small amounts of the new material in laboratory and engineering development for an extended period of time. Following successful development, customers that incorporate our materials into their products will then order much larger quantities of material to support commercial production. Although our customers are under no obligation to report to us on the usage of our materials, some have indicated that they have introduced or will soon introduce commercial products that use our materials. Thus, while many of our customers are currently purchasing our materials in kilogram (one or two pound) quantities, some are now ordering at multiple ton quantities and we believe many will require tens of tons or even hundreds of tons of material when they commercialize products that incorporate our materials. We also believe that those customers already in production will increase their order volume as demand increases and others will begin to move into commercial volume production as they gain more experience in working with our materials and engage with their customers. For example, in 2017 we shipped 19.3 metric tons of product for various end-use customers. In 2018, we shipped 59.9 metric tons of products comprising 48.3 metric tons of dry powders and approximately 11.6 metric tons of additional product in the form of slurry, cake or other integrated products. This demand profile is further evidence that we are transitioning into higher-volume commercial production.

Expected 2019 Revenue Growth Trend

We are tracking the commercial and development status of more than 75 different customer applications using our materials with some customers pursuing multiple applications. As of December 31, 2018, we had nineteen specific customer applications where our materials are incorporated into our customers’ products and such customers are actively promoting or selling these products to their own customers. In addition, we have another eighteen customer applications where our customers have indicated that they expect to begin shipping product incorporating our materials in the next 3 – 6 months, and we have another twenty customer applications where our customers have indicated an intent to commercialize in the next 6 – 9 months. We are also working with numerous additional customers that have not yet indicated an exact date for commercialization, but we believe have the potential to contribute to revenue in 2019. The following graphic demonstrates the trend over the past 8 fiscal quarters as an increasing number of customers indicate their intent to commercialize applications and move into actively selling or promoting products for future sales. We believe that the average order size for these customers will increase throughout 2019 as their demand grows. As a result, we believe we will begin shipping significantly greater quantities of our products, and thus continue scaling revenue in 2019 and beyond. Based on the status of current discussions with customers and their feedback on the performance of our materials in their products, we believe we will be able to recognize approximately $8-10 million of revenue in 2019, although this cannot be assured.

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

Our Intellectual Property

Some of our proprietary manufacturing processes were developed at Michigan State University (MSU) and licensed to us in 2006. We license two U.S. patents and one patent application from MSU. On August 8, 2016, we signed an agreement acquiring an exclusive license to Metna’s background IP for use of graphene nanoplatelets as additives to concrete mixtures. For purposes of the agreement, Metna’s background IP relates to the U.S. Patent 8,951,343. Also, on August 8, 2016, we entered into a second agreement for an exclusive license related to all Metna’s background technology and foreground technology, including any jointly-owned foreground technology where the end use is known to be any graphite additive dispersed in concrete mixtures. Over time, our scientists and engineers have made many further discoveries and inventions that are embodied in the form of (as of December 31, 2018): ten additional U.S. patents, thirteen foreign patents, fourteen additional U.S. patent applications, and numerous trade secrets. For each patent application filed in the U.S., we make a determination on the nature and value of the patent. For many of the applications filed in the U.S., additional filings are made in other countries such as the European Union, Japan, South Korea, China, Taiwan or other applicable countries. As of December 31, 2018, we maintained twenty-five international patent applications. These filings and analyses are made on a case-by-case basis. Typically, patents that are defensive in nature are not filed abroad, while those that are protective of active XG Sciences products or applications are filed in relevant countries abroad. Our general IP strategy is to keep as trade secrets those manufacturing processes that are difficult to enforce should they be disclosed and to seek patent coverage for other manufacturing processes, materials derived from those processes, unique combinations of materials and end uses of materials containing graphene nanoplatelets. We believe that the combination of our rights under the MSU license, our patents and patent applications, and our trade secrets create a strong intellectual property position.

Our Manufacturing Capacity

We completed the first phase of expansion in our newest 64,000 square-foot facility in the first half of 2018. The expansion has added 90 metric tons of graphene nanoplatelet production capacity, bringing the total capacity of the facility up to approximately 180 metric tons of dry powder. Phase two of the expansion was partially complete by year-end 2018 and resulted in up to ~270 metric tons of total graphene nanoplatelet output capacity at the facility. We expect to complete the last portion of Phase two expansion in the first half of 2019, resulting in up to ~400 metric tons of total graphene nanoplatelet output capacity. Our total graphene nanoplatelet output capacity across both of our manufacturing facilities, as of December 31, 2018, exceeded 200 metric tons per year and will more than double by about mid-year 2019, and reaching up to an approximate 450 metric tons by year-end. The expansions support our mission to continue commercializing the use of graphene in customer products across diverse industries. XG’s increasing capacity will support the growing demand for our products over the next several fiscal quarters. However, additional manufacturing capabilities for certain value-added products and certain bulk materials remain to be developed and may require the acquisition of additional facilities. In particular, the production processes for certain integrated products will require additional capital and may require additional facilities to meet expected future customer demand.

Some of the Company’s products are new products that have not yet been fully developed and for which manufacturing operations have not yet been fully scaled. Although we believe we will continue to scale our production capability and revenue rapidly in 2019, we have not yet demonstrated the capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term. For additional information please see “Risk Factors” herein.

Our Lead Investors

Since inception and through December 31, 2018, we have raised approximately $49 million of capital through the issuance of equity and equity-linked securities, $4 million through licensing fees and $6 million through the issuance of certain lease and senior debt obligations. Notable investors and licensees in the Company include:

Oct 2018	Soulbrain Co.	$3 MM equity investment
Dec 2016	The Dow Chemical Co.	$10 MM senior credit facility, $5 million drawn
Mar 2014	POSCO	$1.2 MM equity investment exercising pre-emptive rights
Jan 2014	Samsung Ventures	$3 MM equity investment + Joint Development Program
2013- Present	Aspen Advanced Opportunity Fund & Affiliates	$20+ MM in various equity investments
Nov 2011	Cabot Corp	$4 MM licensing agreement with royalties
Jun 2011	POSCO	$4 MM equity investment + licensing agreement with royalties
Dec 2010	Hanwha Chemical	$3 MM equity investment
2010	ASC XGS, LLC	$1.6 MM equity investments

Our Competitive Strengths

We believe that we are a leader in the emerging global market for graphene nanoplatelets. The following competitive strengths distinguish us in our industry:

Our know-how and ability to tailor our products for use in multiple applications. Many of our products and product-development activities target use of our xGnP® graphene nanoplatelets in various matrices to form composite products that are then used by our customers. We have extensive knowledge of how to tailor our products to deliver performance as composite products in various applications and we also have knowledge of how to tailor other components of a composite to adjust the performance of the composite for use in various applications. We also have knowledge of how to tailor our products for a range of other end-use markets and applications that may include: 3-D printing, anti-corrosive coatings, automotive coatings, thermally conductive adhesives, thermal interface materials/compounds, tires, thermal coatings and sporting goods equipment.

The strength of our intellectual property. Because of our focus on manufacturing process development, we believe we have one of the world’s strongest internal knowledge bases in graphene nanoplatelet manufacturing, with most of our proprietary knowledge maintained as trade secrets to avoid the disclosures required by patenting. The twenty-eight US patents and patent applications that we are currently managing (including those under license from MSU and Metna) and thirty-eight international patents and patent applications add value by protecting specific equipment, or high-value end-user product applications. The fact that two global companies have evaluated and licensed our production technology provides independent evidence of our technology’s effectiveness.

The breadth of our product offering.  To our knowledge, we have the broadest product offering in our industry. In addition to offering four standard grades of bulk graphene nanoplatelet materials in a range of diameters and surface areas, we offer four different grades of XG Leaf® in multiple thicknesses, two different grades of silicon-graphene composite materials, three standard ink formulations, and optional custom dispersions and formulations of our bulk materials. We also offer an XG TIM® thermal interface material and a newly introduced GNP® Cement Additive product. We also offer polymer resins containing various forms of our xGnP® graphene nanoplatelets and in varying concentration and includes: polyurethane (XGPU), polypropylene (XGPP), polyethylene terephthalate (XGPET), vinyl ester (XGVE), polyetherimide (XGPEI) and high-density polyethylene (XGHDPE). Other polymers may be added over time depending on the end-market and customer needs.

The low-cost nature of our manufacturing processes.  We believe our manufacturing processes are among the lowest-cost approaches to the manufacturing graphene nanoplatelets (subject to economies of scale) based on our internal modelling of competitive processes as well as our analysis of alternative technologies.

Our corporate partners. Four global corporations (Samsung, POSCO, Soulbrain and Hanwha Chemical) have invested over $14 million in XGS, giving us a significant global reach as well as the ability to leverage the assets of our partners. In addition, The Dow Chemical Company, or Dow, has extended $10 million in senior debt financing, of which we have drawn down $5 million.

Our licensees should accelerate our entry into large markets. Cabot Corporation, the largest U.S.-based manufacturer of carbon particles, and POSCO, one of the world’s largest steel producers, have licensed parts of our production technology. We believe these licensees will help us distribute our products and value-added products made with our xGnP® nanoplatelets more rapidly than we could do on our own.

The number of development partners that are working with our materials. As of December 31, 2018, we had supplied materials to 294 universities or government laboratories in 41 different countries around the world. These other organizations include Goodrich Corporation, PPG Industries, ExxonMobil Research & Engineering, Toray, Solvay, Honda, Eastman Kodak, Baker Hughes, GM, Rohm and Haas and Sekisui Chemical.

The number of commercial customers purchasing and working with our materials. As of December 31, 2018, we have supplied materials to 1,098 commercial companies around the world (in addition to universities and research laboratories) who are assessing their performance and potentially designing them into products. We have more than 75 active development relationships where we are working with end-use customers to design products for commercial use. We believe that these relationships will continue to expand.

As a result of these factors, we believe XG Sciences is a leader in the emerging global market for graphene nanoplatelets. Other independent observers have agreed with this assessment. For example, Lux Research, in a January 2019 summary stated “XG Sciences, while still in the red, now has a clear path to profitability; it is a leader in high quality graphene, and clients looking to develop novel graphene-containing products should consider it as a partner.”

Self-Underwritten Offering

We filed a Registration Statement on Form S-1 (File No. 333-209131) with the SEC on April 11, 2016 which was declared effective by the SEC on April 13, 2016 (as amended, the “Registration Statement”). The Registration Statement registered up to 3,000,000 shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten offering (the “Offering” or our “IPO”). Post-Effective Amendment No. 1 to the Registration Statement was declared effective August 26, 2016, Post-Effective Amendment No. 2 was declared effective August 31, 2016, Post-Effective Amendment No. 3 was declared effective January 17, 2017, and Post-Effective Amendments No. 4 and No. 5 were dated April 12, 2017 and were declared effective April 14, 2017. Post-Effective Amendment No. 6 was declared effective June 26, 2018. The Offering will terminate on expiration of the Registration Statement on April 12, 2019 unless all of the securities registered thereunder are sold or the Board decides to terminate such offering prior to such date. Although we are currently selling shares of our common stock in our IPO pursuant to an effective Registration Statement, we have not yet listed any of our capital stock for trading or quotation on any exchanges or the over-the-counter bulletin board.

As of April 1, 2019, the Company sold 2,415,000 shares under the Registration Statement at a price of $8.00 per share for proceeds of $19,320,000.

Pursuant to the Certificate of Designation for our Series A Preferred Stock, as amended, all then-outstanding shares of Series A will automatically convert into shares of common stock upon the listing of the Company’s common stock on a Qualified National Exchange (a securities exchange registered with the SEC under Section 6(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as the NASDAQ Capital Market or the New York Stock Exchange, or (ii) the quotation of our common stock on the OTCQB or OTCQX marketplaces operated by OTC Markets Group, Inc. (“OTC Markets”), and the act of achieving such listing or quotation is referred to hereafter as a “Public Listing” in this report). As a result, there will only be one class of equity securities outstanding — common stock — after we achieve a Public Listing. Prior to any such listing, the Series A may be voluntarily converted into shares of common stock at the then-current conversion rate (current rate for is 1.875 shares of common for 1 share of Series A).

Public Listing

In order to achieve a Public Listing, we will have to meet certain initial listing qualifications of the Qualified National Exchange or the OTC Markets on which we are seeking the Public Listing. In addition, we will need to have market makers agree to make a market in our common stock and file a FINRA Form 15c211 with the SEC on our behalf before we can achieve a Public Listing, and we will also need to remain current in our quarterly and annual filings with the SEC. Although we intend to seek a Public Listing in 2019, we cannot make any assurances that our common stock will ever be quoted or traded on Qualified National Exchange or the OTC Markets or that any market for our common stock will develop.

Employees

As of December 31, 2018, we had 58 full-time employees and 1 part-time employee. 3 of these employees were contract employees who may generally be hired as permanent employees after 3 – 6 months. Employees include the following four senior managers that report to the CEO: Chief Financial Officer, Chief Commercial Officer, Vice President of Operations and Vice President of Research & Development. The Company employs a total of 11 full-time scientists and technicians in its R&D group, including the Vice President of Research & Development.

Corporate Information

XG Sciences, Inc. was incorporated on May 23, 2006 in the State of Michigan and is organized as a “C” corporation under the applicable laws of the United States and State of Michigan. We do not currently have any affiliated companies or joint venture partners, and we have one wholly owned subsidiary called XG Sciences IP, LLC. This subsidiary was created in 2014 for the purpose of holding our intellectual property. Our headquarters and principal executive offices are located at 3101 Grand Oak Drive, Lansing, Michigan, 48911 and our telephone number is (517) 703-1110. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the SEC, and are available in print to any stockholder who requests a copy.

Our website address is http://www.xgsciences.com, although the information contained in, or that can be accessed through, our website is not part of this filing. You may also contact Dr. Philip L. Rose, our Chief Executive Officer via email at p.rose@xgsciences.com. Additionally, the SEC maintains a website that contains reports, proxy statements, information statements and other information regarding issuers, including us, that file electronically with the SEC at www.sec.gov.

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

As of December 31, 2018, and December 31, 2017, we have an accumulated deficit from operations of $(55,687,160) and $(47,767,544), respectively. As of December 31, 2018, and December 31, 2017, our total stockholder’s equity was $4,990,719 and $1,097,472, respectively. The deficit reflects net losses in each period since our inception incurred through development of nanomaterials without the presence of large-scale adoption to generate substantial revenues to cover development costs and generate a profit. We have never paid a dividend. Also, since inception, we have not generated sufficient revenues to cover our fixed expenses or sustain our business in any financial reporting period. Nor have we demonstrated the capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term. There can be no assurance that we will ever produce a profit.

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

Developing, manufacturing and selling nanomaterials in commercially-viable quantities requires substantial funding. As of December 31, 2018, we had cash, cash equivalents and restricted cash on hand of $4,893,974. We believe our cash is sufficient to fund our operations for the next twelve months (through April 2020) when taking into account various sources of funding and cash received from continued commercial sales transactions. We intend that the primary means for raising funds will be through our Offering and the additional $5 million of proceeds from the Dow Facility available to drawdown, however our Offering will terminate not later than April 12, 2019 and we will likely need to raise additional funds in the future to fund our operations. There can be no assurance that we will be able to raise additional equity capital in subsequent equity offerings or that the terms and conditions of any future financings will be workable or acceptable to us and our stockholders. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. In the event that we are not able to raise substantial additional funds in the future on terms that are acceptable or adjust our business model accordingly, we may be forced to curtail or cease operations and investors could lose all or a significant part of their investment.

We have limited experience in the higher volume manufacturing that will be required to support profitable operations, and the risks associated with scaling to larger production quantities may be substantial.

We have limited experience manufacturing our products. We have established initial commercial or pilot-scale production facilities for our bulk powders and certain integrated products. In order to develop the capacity to produce much higher volumes, it will be necessary to produce multiples of existing processes or engineer new production processes in some cases.

We have completed the first two phases of building out our 64,000 square foot manufacturing facility in Mason, MI, but there can be no assurance that this new facility will continue to be expanded in the future on time or as planned. There is no guarantee that we will be able to economically scale-up our production processes to the levels required. If we are unable to scale-up our production processes and facilities to support sustainable sales levels, the Company may be forced to curtail or cease operations and you could lose all or a significant part of your investment.

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

It has been our experience since our inception that the average sales cycle for our products can range from one to seven years from the time a customer begins testing our products until the time that they could be successfully used in a commercial product. The product introduction timing will vary based on the target market, with automotive uses typically being toward the long end and consumer products toward the shorter end. We have a limited track record of success in completing customer development projects, which makes it difficult for investors to fully evaluate the likelihood of our future success. The sales and development cycle for our products is subject to customer budgetary constraints, internal acceptance procedures, competitive product assessments, scientific and development resource allocations, and other factors beyond our control. If we are not able to successfully accommodate these factors to enable customer development success, we will be unable to achieve sufficient sales to reach profitability. In this case, we may not be able to raise additional funds and may be forced to curtail or cease operations and you could lose all or a significant part of your investment.

We could be adversely affected by our exposure to customer concentration risk.

We are subject to customer concentration risk as a result of our reliance on relatively few numbers of customers for a significant portion of our revenues. In 2018 we had one customer (a commercial customer) whose purchases accounted for 72% of product revenue and in 2017 we had one customer whose purchases accounted for 53% of total product revenues. Due to the nature of our business and the relatively large size of many of the applications our customers are developing, we anticipate that we will be dependent on a relatively small number of customers for the majority of our revenues for the next few years. It is possible that only a few customers could place orders sufficient to utilize most or all of our existing manufacturing capacity. In this case, there would be a risk of significant loss of future revenues if one or more of these customers were to stop ordering our materials, which could in turn have a material adverse effect on our business and on your investment.

Our revenues often fluctuate significantly based on one-off orders from customers or from the recognition of non-product revenues which vary from period-to-period, which may materially impact our financial results from period to period.

Because of the potential for large revenue swings from one-time, large orders or grants (or other such non-product revenue), it may be difficult to accurately forecast the needs for inventory, working capital, and other financial resources from period-to-period. Such orders would require a significant short-term increase in our production capacity and would require the financial resources to add staff and support the associated working capital. If such large, one-time orders were not handled smoothly, customer confidence in us as a viable supplier could be reduced and we might not succeed in capturing the additional larger orders that may be reflected in our business plan.

We operate in an advanced technology arena where hypothesized properties and benefits of our products may not be achieved in practice, or in which technological change may alter the attractiveness of our products.

Because there is only limited sustained history of successful use of our products in commercial applications, there is no assurance that broad successful commercial applications may be broadly technically feasible. Many of the scientific and engineering data related to our products has been generated in our own laboratories or in laboratory environments at our customers or third-parties, like universities and national laboratories. It is well known that laboratory data is not always representative of commercial applications.

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

We operate in a market in which there are competitors. Global research is being conducted by substantially larger companies who have greater financial, personnel, technical, and marketing resources. There can be no assurance that our strategy of offering better materials based on our proprietary graphene nanoplatelets will be able to compete with other companies, many of whom will have significantly greater resources, on a continuing basis. In the event that we cannot compete successfully, we may be forced to cease our curtail operations and investors may lose all or a significant part of their investment.

We are dependent on key employees.

Our operations and development are dependent upon the experience and knowledge of Philip L. Rose, our Chief Executive Officer. If he was to resign or be terminated, our business would be adversely affected in the short term, and his departure could disrupt the business enough to endanger your investment. We also depend on Jacqueline Lemke, Chief Financial Officer, Dr. Liya Wang, Vice President of Research & Development, Bamidele Ali, Chief Commercial Officer, Scott Murray, Vice President of Operations, and Dr. Hiroyuki Fukushima, Technical Director. If the services of any of these individuals should become unavailable, our business operations might be adversely affected. We do not hold any “Key Person” insurance, and if several of these individuals became unavailable at the same time, our ability to continue normal business operations might be adversely affected, to the extent that revenue or profits could be diminished and you could lose all or a significant part of your investment.

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

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable or limited in some foreign countries. In some countries, we do not apply for patent, trademark or copyright protection. We also rely on unpatented proprietary manufacturing expertise, continuing technological innovation and other trade secrets to develop and maintain our competitive position. Although we enter into confidentiality agreements with our employees and generally with third parties to protect our intellectual property, these confidentiality agreements are limited in duration and could be breached and may not provide meaningful protection of our trade secrets or proprietary manufacturing expertise. Adequate remedies may not be available if there is an unauthorized use or disclosure of our trade secrets and manufacturing expertise. In addition, others may obtain knowledge about our trade secrets through independent development or by legal means. The failure to protect our processes, apparatuses, technology, trade secrets and proprietary manufacturing expertise, methods and compounds could have a material adverse effect on our business by jeopardizing critical intellectual property.

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

We are required to establish and maintain appropriate internal controls over financial reporting, subject to exemptions that we avail ourselves of under the JOBS Act discussed below. Failure to establish such controls, or any failure of such controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of our controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and the standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards. In the year ended December 31, 2017, we identified material weaknesses in our internal controls over financial reporting related to a limited number of accounting personnel which did not provide for an adequate segregation of duties and the lack of a chief financial officer. In November 2018, the Company hired a CFO to oversee the finance and reporting function, modify processes to mitigate segregation of duties issues and increase supervisory and review controls. In addition to the hiring of a CFO in 2018, management also is increasing headcount in the finance and accounting team with some hires occurring in 2019, subsequent to year-end. While the addition of the CFO in 2018 and the increase in the accounting team in early 2019 will mitigate this deficiency, the additions did not occur timely enough in 2018 to remediate the internal control over financial reporting of the Company for the year ended December 31, 2018.

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

Our bulk products have been approved for sale in the United States by the U.S. Environmental Protection Agency after a detailed review of our products and production processes for our H, M, R and C grade materials. In most cases, as far as we are aware, there are no current regulations elsewhere in the world that prevent or prohibit the sale of our products. Nevertheless, the sale of nano-materials is a subject of regulatory discussion and review in many countries around the world. In some cases, there is a discussion of potential testing requirements for toxicity or other health effects of nano-materials before they can be sold in certain jurisdictions. If such regulations are enacted in the future, our business could be adversely affected because of the requirement for expensive and time-consuming tests or other regulatory compliance. If our nano-materials are found to be toxic, such finding could have a material impact on our business and on the production and sale of our products. There can be no assurance that future regulations might not severely limit or even prevent the sale of our products in major markets, in which case our financial prospects might be severely limited, causing investors to lose all or a significant part of their investment.

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

There is scientific debate on the health effects of nano-materials such as graphene nanoplatelets, but some scientists believe that certain nano-materials may be hazardous to human health, including the respiratory system if inhaled. Although there is no conclusive evidence of any danger associated with the handling of the Company’s products, there is a theoretical risk of danger to health if an individual is exposed to and/or inhales/ingests some of the Company’s products. The specific health effects of nanoplatelets are unknown and can depend on how they are incorporated and/or bonded to other materials. We carefully evaluate potential health effects of our products and the effects of handling materials on our employees and those who manufacture for us, but as any specific health risks are unknown, we cannot be certain our products are free of danger to our employees and customers. If graphene nanoplatelets are found to be hazardous to human health, this may adversely affect market acceptance of our products, subject us to additional regulation and have an adverse effect on our business.

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

We have limited experience with the large-scale manufacturing and distribution of our products. The commercialization of our products and the sale of our products in significant quantities involves exposure to product liability claims. We do not have product liability insurance. If we choose to obtain product liability insurance but cannot obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims, the commercialization of products that we develop may be prevented or inhibited.  We cannot predict all of the adverse health events that our products or products may cause. As a result, our future coverages may not be adequate to protect us from all of the liabilities that we may incur. If losses from product liability claims exceed any insurance coverage, we may incur substantial liabilities that exceed our financial resources. In addition, we may not be able to maintain future product liability insurance at an acceptable cost, if at all, and this insurance may not provide adequate coverage against potential claims or losses. If we are required to pay a product liability claim, we may not have sufficient financial resources and our business and results of operations may be harmed. Whether or not we are ultimately successful in product liability litigation, such litigation could also consume substantial amounts of our financial and managerial resources, and might result in adverse publicity, all of which could have a material adverse effect on our business.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company, its plants and operations, its products, its customers and/or its third-party service providers. We rely on third party service providers to protect information technology systems, a breach of which could expose our confidential intellectual property, including trade secrets. The failure to protect such intellectual property could create a diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations. We cannot be sure that our information technology infrastructure is safe from cybersecurity threats or other forms of intellectual property appropriation. Cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident or other such intellectual property appropriation include reputational damage, claims from and litigation with third parties, fines levied by governmental authorities, and competitive disadvantages in our business.

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

As of December 31, 2018, the directors, or the entities they represent, and executive officers of the Company owned approximately 45.7% of the voting stock of the Company. Certain of these executives and directors, or the companies they represent, converted secured convertible notes into an additional 1,383,900 shares of Series A Preferred Stock on December 31, 2015.

Additionally, certain existing shareholders are party to a certain Shareholder Agreement, as amended on March 18, 2013 and amended on February 24, 2016 effective as of April 13, 2016 and amended on May 30, 2018 (the “Shareholder Agreement”). Although shareholders purchasing shares under our Registration Statement will not be subject to the Shareholder Agreement, certain provisions of such Shareholder Agreement may impact the governance of the Company. Pursuant to the Shareholder Agreement, (a) so long as Aspen Advance Opportunity Fund, LP, or “AAOF” or its affiliates own 10% of more of the aggregate outstanding Shareholder Stock (as defined in the Shareholder Agreement), (i) the size of the Board of Directors shall be set at seven individuals (provided, however, that the number of directors on the Board of Directors may be increased or decreased with the prior written consent of AAOF and shareholders (including AAOF) who in the aggregate then own Shareholder Stock representing a majority of the then issued and outstanding voting stock of the Company), (ii) one person nominated by AAOF shall be elected to the Board of Directors, (iii) two members of the Board of Directors, other than those nominated by AAOF, POSCO or Hanwha Chemical, shall qualify as independent Directors; (b) so long as POSCO owns 10% of more of the aggregate outstanding Shareholder Stock, one person nominated by POSCO shall be elected to the Board of Directors (POSCO does not currently own 10% or more of the aggregate outstanding Shareholder Stock and therefore does not maintain a seat on our Board of Directors); and (c) so long as Hanwha Chemical owns 10% of more of the aggregate outstanding Shareholder Stock, one person nominated by Hanwha Chemical shall be elected to the Board of Directors (Hanwha does not currently own 10% or more of the aggregate outstanding Shareholder Stock and therefore does not maintain a seat on our Board of Directors).

The Shareholder Agreement will continue in effect, unless the Shareholder Agreement is earlier terminated in accordance with its terms until the date on which the Company’s common stock is listed on the NASDAQ Stock Market of the New York Stock Exchange. As a result, the Shareholder Agreement will continue to remain in effect and certain of our larger shareholders will be entitled to continue to exercise their rights under such Shareholder Agreement, but purchasers of shares of common stock under the Registration Statement filed in connection with our current Offering are not required to adopt the Shareholder Agreement.

As a result, such entities have a significant influence on the affairs and management of the Company, as well as on all matters requiring stockholder approval, including electing and removing members of our Board of Directors, causing us to engage in transactions with affiliated entities, causing or restricting the sale or merger of the Company, and certain other matters. Such concentration of ownership and control could have the effect of delaying, deferring or preventing a change in control of the Company even when such a change of control would be in the best interests of our shareholders.

We may, in the future, issue additional shares of common stock, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation, as amended, authorize the issuance of up to 25,000,000 shares of common stock and up to 8,000,000 shares of preferred stock. As of December 31, 2018, the Company had 3,760,268 shares of common stock and 1,890,354 shares of Series A Preferred Stock issued and outstanding.

Upon a Public Listing on a Qualified National Exchange, all Series A Preferred Stock then currently outstanding will automatically convert into shares of common stock at the then-current Series A Conversion Rate (current ratio is 1.875 shares of common for 1 share of Series A), which would result in the issuance of 3,544,414 shares of common stock assuming the conversion of all 1,890,354 shares of Series A Preferred Stock. Series A Preferred Stockholders may also voluntarily convert at the then-current rate at any time prior to any such Public Listing on a Qualified National Exchange.

As of December 31, 2018, the Company had also granted options to purchase up to 797,875 shares of common stock and had issued warrants to purchase up to (i) 393,017 shares of common stock, (including the warrants for 125,000 shares issued under the Dow Facility) and (ii) 972,720 shares of Series A Preferred Stock which, if exercised, would be convertible into 1,823,850 shares of common stock at the then-current Series A Conversion Rate (currently 1.875 shares of common for 1 share of Series A). Therefore, we have committed to issue up to an additional 6,559,156 shares of common stock, which includes the issuance of (a) 3,544,414 shares upon conversion of all 1,890,354 shares Series A Preferred Stock currently outstanding at the Series A Conversion Rate, (b) 1,823,850 shares upon the conversion of 972,720 shares of Series A Preferred Stock (at the current Series A Conversion Rate) which are issuable upon exercise of 972,720 Series A warrants, (c) 797,875 shares upon the exercise of options and (d) the issuance of 393,017 shares upon the exercise of warrants. If we issued all 6,559,156 shares, we would have, including the 3,760,268 shares currently outstanding, 10,319,414 shares issued and outstanding, with 14,680,576 authorized shares available for future issuance, and if we assume the sale of all remaining 636,250 shares available as of December 31, 2018 being offered pursuant to our Registration Statement, we would have 14,044,337 authorized shares available for future issuance. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our existing shareholders. Other than in our IPO, we may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

The Dow Facility obligates us to issue a warrant to purchase a share of our common stock for each $40 in debt drawn. If we decide to draw up to the remaining $5 million from the Dow Facility, we will become obligated to issue warrants to purchase up to 125,000 more of our shares, the exact amount depending on the amount drawn. If we issue these warrants, further dilution could occur.

We are considered a smaller reporting company and are exempt from certain disclosure requirements, which could make our stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act , as amended and effective September 10,2018, defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	Had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•	In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•	In the case of an issuer who had a public float as calculated under paragraph (1) or (2) of this definition of less than $700 million or had no float and had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a “smaller reporting company” (in addition to and without regard to our status as an “emerging growth company”) (i) we are not required and may not include a “Discussion and Analysis” section in our proxy statements; (ii) we provide only 3 years of business development information; (iii) we provide fewer years of selected financial data in certain tables; and (iv) we have other “scaled” disclosure requirements that are less comprehensive than issuers that are not “smaller reporting companies” which may make our stock less attractive to potential investors, which could make it even more difficult for you to sell your shares.

We are subject to the periodic reporting requirements of the Exchange Act, which will require us to incur audit fees, legal fees and valuation fees in connection with the preparation of such reports. These additional costs will negatively affect our ability to earn a profit.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations thereunder by virtue of our effective Registration Statement and our status as a smaller reporting company. In order to comply with such requirements, our independent registered auditors have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. Factors such as the number and type of transactions that we engage in and the complexity of our reports cannot accurately be determined at this time and may have a major negative effect on the cost and amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company up to the last day of the fiscal year following the fifth anniversary of the date of the completion of our Offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

Risks Related to our IPO

Because the offering price for the primary shares has been arbitrarily set by us, you may not realize a return on your investment upon the resale of your shares.

The offering price of each share and other terms and conditions relative to the shares being sold in our ongoing IPO have been arbitrarily determined by us and do not bear any relationship to assets, earnings, book value or any other objective financial criteria. Additionally, as the Company was formed on May 23, 2006, and has only a limited operating history with no earnings, the price of the offered shares under our Registration Statement is not based on its past earnings, and no investment banker, appraiser, or other independent third party, has been consulted concerning the offering price for the shares or the fairness of the offering price used for the shares, as such our stockholders may not be able to receive a return on their investment when they sell shares of common stock purchased under our Registration Statement. Additionally, our IPO will terminate not later than April 12, 2019, and therefore we will no longer have the ability to utilize this method for the sale of our equity to investors which could hamper our overall ability to raise capital which could have a material adverse effect on our operations.

Our officers and directors have limited prior experience offering and selling securities to the public, and as a result, we may not be able to raise sufficient funds to sustain our business.

Certain of our officers and directors are selling shares in our IPO, where allowed to do so under applicable state blue sky laws, on our behalf. We are conducting a “best efforts” offering under our Registration Statement which does not require a minimum amount to be raised, and there is no guarantee sufficient funds will be raised to sustain our business. Also, the Offering will terminate on April 12, 2019.

Our officers and directors have limited experience conducting a publicly registered securities Offering and we may not be able to successfully raise sufficient funds. If we are not able to raise sufficient funds, we may not be able to fund our operations as planned, and we may be forced to curtail or cease operations and investors could lose all or a significant part of their investment. Our inability to successfully conduct the Offering could be the basis of investors losing all or a significant part of their investment in us.

Due to the lack of any quotation or trading market for our securities, you may have difficulty selling any shares you purchase in our IPO.

We are not registered on any market or public stock exchange. There is presently no demand for our common stock and no public market exists for our shares. In the future, we intend to seek a listing or a quotation on a Qualified National Exchange or the OTC Markets. However, we cannot make any assurance that our common stock will ever be quoted or traded on a Qualified National Exchange or the OTC Markets or that any public market for our stock will develop. In order to achieve a Public Listing, we will have to meet certain initial listing qualifications of the Qualified National Exchange or the OTC Markets on which we are seeking the Public Listing. In addition, we will need to have market makers agree to make a market in our common stock and file a FINRA Form 15c211 with the SEC on our behalf before we can achieve a Public Listing. As of the date of this Annual Report on Form 10-K, there are no assurances or understandings between the Company and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. If we are successful in achieving a Public Listing for our common stock, we will also need to remain current in our quarterly and annual filings with the SEC to achieve and maintain such Public Listing. Market makers are not permitted to begin quotation of a security whose issuer does not meet these filing requirements. Furthermore, if we are not able to pay the expenses associated with our ongoing reporting obligations, we will not be able to achieve or maintain a Public Listing. If no public market is ever developed for our common stock, it will be difficult for investors to sell any of our shares. In such a case, investors may find that they are unable to achieve any benefit from their investment or liquidate their shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, any common stock purchased by investors will not have a quantifiable value and it may be difficult, if not impossible, to ever resell their shares, resulting in an inability to realize any value from their investment.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease three separate facilities. Administrative offices and a manufacturing operation are in a 25,000 square foot building with an operating lease that expires in March 2022.   Research and development laboratories are in a 14,300 square foot space with an operating lease that extends to December 2022. In October 2017, we signed a lease for a 64,000 square foot manufacturing facility which is the site for expansion of our mechanical exfoliation capacity. This facility replaced the 6,600 square foot facility in the early part of 2018. The term of the operating lease for the new facility is 5 years expiring December 2022. All of the physical assets of the Company are contained within these facilities. XG Sciences has achieved and maintains an ISO9001:2015 quality certification for all of its locations.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

As of March 28, 2019, we are offering up to 585,000 remaining shares of our common stock at $8.00 per share pursuant to our Registration Statement. No public market currently exists for our shares and a public market may never develop, or, if any market does develop, it may not be sustained.

After our Offering terminates on April 12, 2019, we intend to seek either (i) a listing of our common stock on a securities exchange registered with the SEC under Section 6(a) of the Exchange Act, such as the NASDAQ Capital Market or the NYSE, or (ii) the quotation of our common stock on the OTCQB or OTCQX marketplaces operated by OTC Markets Group, Inc. In order to achieve such a Public Listing, we will have to meet certain initial listing qualifications of the Qualified National Exchange or the OTC Markets on which we are seeking the Public Listing. In addition, we will need to have market makers agree to make a market in our common stock and file a FINRA Form 15c211 with the SEC on our behalf before we can achieve a Public Listing, and we will also need to remain current in our quarterly and annual filings with the SEC. As of the date of this report, there are no assurances or understandings between the Company and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. There can be no assurance that our common stock will ever be quoted or traded on a Qualified National Exchange or the OTC Markets or that any market for our common stock will develop.

Holders of Equity

As of April 1, 2019, we had 361 record holders of our common stock, and a total of 3,811,518 shares of common stock issued and outstanding. We had 13 record holders of Series A Preferred Stock and a total of 1,890,354 shares of Series A Preferred Stock issued and outstanding. In total, we had 366 shareholders of record of all classes of our capital stock as of April 1, 2019.

Each share of Series A Preferred Stock is voluntarily convertible, at the option of the holder thereof, at any time after the date of issuance and prior to any Public Listing of common stock on a Qualified National Exchange, into that number of fully paid, non-assessable shares of common stock determined by dividing the Original Issue Price by the Conversion Price then in effect, as such terms are defined in the Series A Designations. The current Series A Conversion Rate is 1.875 shares of common for 1 share of Series A. The Conversion Price of the Series A Preferred Stock is subject to adjustments pursuant to the occurrence of stock splits and certain other specified events, and therefore the respective conversion rates are subject to change.

Furthermore, under the terms of the Series A Designations (as amended), all outstanding shares of Series A Preferred Stock will automatically convert into shares of common stock upon a Public Listing on a Qualified National Exchange at the then-current Series A Conversion Rate. At the current Series A Conversion Rate, if all outstanding shares of Series A Preferred Stock were voluntarily converted or automatically converted, we would issue 3,544,414 shares of common stock to satisfy such conversions.

As of December 31, 2018, the Company had granted options to purchase up to 797,875 shares of common stock and had issued warrants to purchase up to (i) 393,017 shares of common stock (including the warrants for 125,000 shares issued under the Dow Facility) and (ii) 972,720 shares of Series A Preferred Stock which, if exercised, would be convertible into 1,823,850 shares of common stock at the then-current Series A Conversion Rate (currently of 1.875 shares of common for 1 share of Series A). Therefore, we have committed to issue up to an additional 6,559,146 shares of common stock, which includes the issuance of (a) 3,544,414 shares upon conversion of all 1,890,354 shares Series A Preferred Stock currently outstanding at the Series A Conversion Rate, (b) 1,823,850 shares upon the conversion of 972,720 shares of Series A Preferred Stock (at the current Series A Conversion Rate) which are issuable upon exercise of 972,720 Series A warrants, (c) 797,875 shares upon the exercise of options and (d) the issuance of 393,017 shares upon the exercise of warrants. If we issued all 6,559,145 shares, we would have, including the 3,760,268 shares currently outstanding, 10,319,424 shares issued and outstanding, with 14,680,576 authorized shares available for future issuance, and if we assume the sale of all remaining 636,250 shares available as of December 31, 2018 being offered pursuant to our Registration Statement, we would have 14,044,326 authorized shares available for future issuance. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Except with respect to the IPO (which is priced at $8.00 per share), we may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any future trading market for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2018 and 2017, the Company had outstanding stock options to purchase up to 797,875 and 677,125 shares of common stock, respectively.

In 2007, the Company implemented a Stock Option Plan (the “2007 Plan”) and initially reserved 75,000 shares of common stock to cover stock options that might be issued under the 2007 Plan. However, in March 2016, shareholders holding a majority of the outstanding capital stock voted to increase the number shares reserved for issuance under the 2007 Plan to 1,200,000.

As of December 30, 2016, stock options to purchase a total of 369,750 shares at prices ranging from $8.00 to $12.00 per share had been granted to Company employees and Directors, with expiration dates ranging from December 2017 to October 2023, with a weighted average purchase price of $11.89 per share.

The previously established 2007 Plan, which was scheduled to expire on October 30, 2017 and under which we granted key employees and directors options to purchase shares of our common stock at not less than fair market value as of the grant date. On May 4, 2017, the Board approved the 2017 Equity Incentive Plan (the “2017 Plan”) to replace the 2007 Plan, which became effective upon the approval of the shareholders holding a majority of the voting power in the Company on July 18, 2017. The 2017 Plan replaces the 2007 Plan and authorizes us to issue awards (stock options and restricted stock) with respect of a maximum of 1,200,000 shares of our common stock, which equals the number of shares authorized under the 2007 Plan, as amended.

On July 24, 2017, certain stock options from the 2007 Plan were cancelled and replacement stock options were awarded. The replacement stock option awards have an exercise price of $8.00 per share, a seven-year term, are vested 50% on date of grant with the remaining vesting annually over a 4-year period from the date issued and are subject to certain other terms. Each option holder received options equal to 150% of the number of cancelled stock options. The cancellation and reissuance of the stock options were treated as a modification under ASC 718, Compensation-Stock Compensation. Incremental compensation cost of approximately $1,015,758 was measured as the excess of the fair value of the modified award over the fair value of the original award immediately before the terms were modified. Compensation cost of approximately $501,071 was recorded on the date of cancellation for awards that were vested on the date of the modification. For unvested awards, compensation cost of approximately $514,687 will be recorded over the remaining requisite service period.

On September 30, 2018 and August 10, 2017, the Company granted each Board member 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and vest ratably over a four-year period beginning on the one-year anniversary. The options had an aggregate grant date fair value of $29,580 and $26,120 on September 30, 2018 and August 10, 2017, respectively. The restricted stock issued to the Board members has an aggregate fair value of $160,000 and vest ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of December 31, 2018, and 2017, 10,000 and 5,000 of the 20,000 shares of restricted stock issued had vested, resulting in compensation expense of $80,000 and $40,000 for the years ended December 31, 2018 and 2017, respectively.

The restricted stock issued to the Board members has an aggregate fair value of $160,000 and vest ratably in arrears on the last day of each fiscal quarter following the grant date. As of December 31, 2018, and 2017, 15,000 and 5,000 shares of restricted stock had vested resulting in compensation expense of $40,000 and $80,000 for the years ended December 31, 2017 and 2018, respectively.

On November 1, 2017, we granted 32,500 stock options to employees with an exercise price of $8.00 and a seven-year term. The aggregate fair value of the awards on the date of grant was $88,946. During the year ended December 31, 2018, we granted 138,250 stock options to employees with an exercise price of $8.00 and a seven-year term. The aggregate fair value of the awards on the date of grant was $408,237. The stock options vest equally over four years beginning on the first anniversary of the date of grant.

As of December 31, 2018, stock options to purchase a total of 797,875 shares at a price of $8.00 per share had been granted to Company employees and Directors, with expiration dates ranging from July 2024 to November 2024.

Equity Compensation Plans as of December 31, 2017

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders(1)	797,875	$8.00	402,125
Equity compensation plans not approved by security holders	—	—	—
Total	797,875	$8.00	402,125

(1)	Reflects our 2017 Plan, for the benefit of our directors, officers, employees and consultants as of December 31, 2018. As of December 31, 2018, we had reserved 1,200,000 shares of common stock for such persons pursuant to that plan and had granted stock options to purchase 797,875 shares at a price of $8.00 with 402,125 shares remaining available for future issuance.

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

UNREGISTERED SALES OF EQUITY SECURITIES

During the period from May 17, 2016 through December 31, 2018 we issued shares of Series A Preferred Stock to AAOF as payment for lease financing obligations under the terms of a Master Leasing Agreement as detailed below.

Shares of Series A Preferred Stock Issued to AAOF as Lease Financing Payments
Date	Shares	Date	Shares	Date	Shares
5/17/2016	7,140	1/18/2017	7,140	3/26/2018	7,140
5/17/2016	7,140	4/3/2017	7,140	4/2/2018	7,140
8/17/2016	4,760	7/3/2017	7,140	7/2/2018	2,716
9/30/2016	2,380	10/3/2017	7,140	7/16/2018	7,947
10/1/2016	7,140			10/4/2018	2,716
				12/31/2018	4,879

Total	28,560		28,560		32,538

With the final issuance of Series A Preferred Stock to AAOF on December 31, 2018, all obligations under the terms of the Master Lease have been fulfilled and the Master Lease has expired.

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

We believe the unique properties of graphene and graphene nanoplatelets will enable numerous new product applications and the market for such products will quickly grow to be a significant market opportunity. Our business model is to design, manufacture and sell advanced materials we call xGnP® graphene nanoplatelets and value-added products based on these nanoplatelets. We currently have hundreds of customers trialing our products for numerous applications, including, but not limited to lithium ion batteries, lead acid batteries, thermally conductive adhesives, composites, thermal management and heat transfer, inks and coatings, printed electronics, construction materials, cement, and in a range of other industrial uses. We believe our proprietary processes have enabled us to be among the low-cost producers of high quality, graphene nanoplatelets and value-added products containing graphene nanoplatelets and that we are well positioned to address a wide range of end-use applications.

We sell products to customers around the world and have sold materials to over 1,300 customers in 47 countries since 2008. Some of these customers are research organizations and some are commercial organizations. Our customers have included well-known automotive and OEM suppliers around the world (Ford, Johnson Controls, Magna, Honda Engineering) world-scale lithium ion battery manufacturers in the US, South Korea and China (Samsung SDI, LG Chemical, Lishen, A123) and diverse specialty material companies (3M, BASF, Henkel, Dow, DuPont, Callaway) as well as leading research centers such as Lawrence Livermore National Laboratory and Oakridge National Laboratory. We have also licensed some of our base manufacturing technology to other companies. Our licensees include POSCO, the fifth largest steel manufacturer in the world by tonnage of output (as reported by Worldsteel Associates in “World Steel in Figures 2018”), and Cabot Corporation (“Cabot”), a leading global specialty chemicals and performance materials company. These licensees further extend our technology through their customer networks.

We target our xGnP® nanoplatelets for use in a range of large and growing end-use markets. Our proprietary manufacturing processes allow us to produce nanoplatelets with varying performance characteristics that can be tuned to specific end-use applications based on customer requirements. We manage our business with five major product lines at this time:

1.	Bulk Materials. We sell bulk materials under the trademarked brand name of xGnP® graphene nanoplatelets. These materials are produced in various grades, which are analogous to average particle thickness, and average particle diameters. There are four commercial grades (Grades C, H, M & R), each of which is offered in three variants that differ in either standard particle sizes, and/or surface areas ranging from 50 to 800 square meters per gram of material depending on the product. These bulk materials, which normally ship in the form of a dry powder, are especially applicable for use as additives in polymeric or metallic composites, or in coatings or other formulations where particular electrical, thermal or barrier applications are desired by our customers. We also offer our material in the form of dispersions of nanoplatelets in liquids such as water, alcohol, or organic solvents, or mixed into resins or polymers such as epoxies or urethanes.

2.	Composites. . These consist of compositions of specially designed xGnP® graphene nanoplatelets formulated in pre-dispersed mixtures that can be easily incorporated in various polymers. Our integrated composites portfolio includes pre-compounded resins derived from a range of thermoplastics as well as master batches of resins and xGnP® nanoplatelets and their combination with resins and fibers for use in various end-use applications that may include industrial, automotive and sporting goods and which have demonstrated efficacy in standard injection molding, compression molding, blow molding and 3-D processes, to name but a few. Our current product portfolio of polymer resins containing various forms of our xGnP® graphene nanoplatelets and in varying concentration and includes: polyurethane (XGPU), polypropylene (XGPP), polyethylene terephthalate (XGPET), vinyl ester (XGVE), polyetherimide (XGPEI) and high-density polyethylene (XGHDPE). Other polymers may be added over time depending on the end-market and customer needs. In addition, we offer various bulk materials with demonstrated efficacy in plastic composites to impart improved physical performance to such matrices, which may be supplied as dry powders or as aqueous or solvent-based dispersions or cakes as described above. We have also targeted use of our graphene nanoplatelets as an additive in cement mixtures, which we believe results in improved barrier resistance, durability, toughness and corrosion protection. Our GNP® Concrete Additive promotes the formation of more uniform and smaller grain structure in cement. The resulting fine-grain and uniform structure provides improvements in flexural and compressive strength. In addition, the embedded graphene nanoplatelets will stop cracks from forming and retard crack propagation, should any cracks form – the combination of which will improve lifetime and durability of cement.

3.	Inks and Coatings. These value-added products consist of specially-formulated dispersions of xGnP® together with solvents, binders, and other additives to make electrically or thermally conductive products designed for printing or coating and which are showing promise in diverse customer applications such as advanced packaging, electrostatic dissipation and thermal management. We also offer a set of standardized ink formulations suitable for printing. These inks offer the capability to print electrical circuits or antennas, and might be suitable for other electrical or thermal applications. All of these formulations can be customized for specific customer requirements.

4.	Energy Storage Materials. These value-added products consist of specialty advanced materials that have been formulated for specific applications in the energy storage segment. Chief among these is our proprietary, specially formulated silicon-graphene composite material (also referred to as “SiG” or “XG SiG®”) for use in lithium-ion battery anodes. XG SiG® targets the never-ending need for higher battery capacity and longer life. In several customer trials, our SiG material has demonstrated three to five times specific storage capacity improvement compared to what is currently available with conventional lithium ion batteries today. Additionally, we offer various bulk materials for use as conductive additives for cathodes and anodes in li-ion batteries, as an additive to anode slurries for lead-carbon batteries, and we are investigating the use of our materials as part of other battery components.

5.	Thermal Management Materials. These consist mainly of two types of products, our XG Leaf® sheet products and various thermal interface materials (“TIM”) in the form of custom greases or pastes. XG Leaf® is a family of sheet products ideally suited for use in thermal management in portable electronics, which may include cell phones, tablets and notebook PC’s. As these devices continue to adopt faster electronics, higher data management capabilities, brighter displays with ever increasing definition, they generate more and more heat. Managing that heat is a key requirement for the portable electronics market and our XG Leaf® product line is suited to address the need. These sheets are made using special formulations of xGnP® graphene nanoplatelets as precursors, along with other materials for specific applications. Our custom XG TIM® greases and pastes are also designed to be used in various high temperature environments. Additionally, we offer various bulk materials for use as active components in adhesives, liquids, coatings and plastic composites to impart improved thermal management performance to such matrices.

Because graphene is a new material, many of our customers are still developing applications that use our products, and thus historically those customers have purchased products in quantities consistent with development purposes, although some are now purchasing in quantities consistent with larger volume commercial production. The process of “designing-in” new materials is a relatively complex one and involves the use of relatively small amounts of the new material in laboratory and engineering development for an extended period of time. Following successful development, we believe customers that incorporate our materials into their products will then order much larger quantities of material to support commercial production. Thus, while many of our customers are currently purchasing our materials in kilogram (one or two pound) quantities, and some have begun to purchase in metric tons, we believe many will require tens of tons or even hundreds of tons of material when they commercialize products that incorporate our materials. Although, our customers are under no obligation to report to us on the usage of our materials, some have indicated that they have introduced or will soon introduce commercial products that use our materials.

We are tracking the commercial and development status of more than 75 different customer applications using our materials with some customers pursuing multiple applications. As of December 31, 2018, we had nineteen specific customer applications where our materials are incorporated into our customers’ products and such customers are actively promoting or selling these products to their own customers. In addition, we have another eighteen customer applications where our customers have indicated that they expect to begin shipping product incorporating our materials in the next 3 – 6 months, and we have another twenty customer applications where our customers have indicated an intent to commercialize in the next 6 – 9 months. We are also working with numerous additional customers that have not yet indicated an exact date for commercialization, but we believe have the potential to contribute to revenue in 2019. The following graphic demonstrates the trend over the past 8 quarters as an increasing number of customers indicate their intent to commercialize applications and move into actively selling or promoting products for future sales. We anticipate that the average order size for these customers will increase throughout 2019 as their demand grows. As a result, we believe we will begin shipping significantly greater quantities of our products, and thus continue increasing revenue in 2019 and beyond. Based on the status of current discussions with customers and their feedback on the performance of our materials in their products, we believe we will be able to recognize approximately $8-10 million of revenue in 2019, although this cannot be assured

Operating Segment

We have one reportable operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, we conduct research on graphene nanoplatelets and related products, and license our technology as appropriate. As of December 31, 2018, we shipped products on a worldwide basis, but all of our assets were located within the United States.

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

Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all previous revenue recognition guidance.

Revenues are recognized at a point in time, typically when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The Company does not recognize revenue in cases where collectability is not probable, and defers the recognition until collection is probable or payment is received.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customer deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned.

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

As of December 31, 2018, we had cash on hand of $4,703,834. We believe our cash is sufficient to fund our operations through April 30, 2020 when taking into account various sources of funding and cash received from continued commercial sales transactions. We intend that the primary means for raising funds will be through our Offering of common stock through April 12, 2019 and under the Dow Facility. As of April 2, 2019, the Company sold 2,415,000 shares under the Registration Statement at a price of $8.00 per share for proceeds of $19,320,000. Additionally, we have available to us $5 million of proceeds from the Dow Facility available to us now that we have raised in excess of $10,000,000 from our IPO. Taking into account the cash position at March 28, 2019 noted above, we believe that we can fund our operations including planned capital expenditures through April 30, 2020.

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

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements under the JOBS Act. Subject to certain conditions, as an EGC, we intend to rely on certain exemptions, including exemptions from the requirement to provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an EGC until the earlier of: the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; the last day of the fiscal year following the fifth anniversary of the date of the completion of our Offering; the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Results of Operations for the Year Ended December 31, 2018 Compared with the Year Ended December 31, 2017

The following table summarizes the results of our operations for the years ended December 31, 2018 and 2017.

	Year Ended December 31		Change 2018 – 2017
	2018	2017	$	%
Total Revenues	$4,301,820	$1,805,133	2,496,687	138.3
Cost of Goods Sold	5,506,321	2,652,776	2,853,545	107.6
Gross Loss	(1,204,501)	(847,643)	(356,858)	42.1
Research & Development Expense	1,414,259	923,419	490,840	53.2
Sales, General & Administrative Expense	4,972,595	4,434,322	538,273	12.1
Total Operating Expense	6,386,854	5,357,741	1,029,113	19.2
Operating Loss	(7,591,355)	(6,205,384)	(1,385,971)	22.3
Other Expense	(328,261)	(373,309)	45,048	(12.1)
Net Loss	$(7,919,616)	$(6,578,693)	(1,340,923)	20.4

Revenues

Revenues for the years ended December 31, 2018 and 2017, by category, are shown below.

	Year Ended December 31		Change 2018 – 2017
	2018	2017	$	%
Product Sales	$4,125,567	$1,605,178	2,520,389	157.0
Grants	176,253	124,955	51,298	41.1
Licensing Revenues	—	75,000	(75,000)	(100.0)
Total	$4,301,820	$1,805,133	2,496,687	138.3

Product sales consist of two broad categories: (1) material sold to customers for research or development purposes; and (2) production orders for customers. Typically, the order sizes for the first category are relatively small, however we expect orders in the second category to be much larger in the future. For the year ended December 31, 2018, product sales increased by $2,520,389 or 157% from the comparable period in the prior year. The main reason for the increase in product sales was customers moving through development programs towards commercialization, requiring larger quantities of our materials for advanced testing, pilot production and commercial-scale production activities. We believe that those customers already in production will increase their order volume as demand increases and other customers will begin to move into commercial volume production as they gain more experience in working with our materials and engage their own customers.

Order Summary

The table below shows a comparison of domestic and international orders fulfilled (note that this does not include orders for free samples). The table also includes the average order size for product sales. These numbers indicate that our customer base remains active with research and development projects that use our materials, but that the order size is increasing as more customers approach commercial status with products using our materials. The average order size for the product revenue during the year ended December 31, 2018 increased by 132% as compared to the same period in 2017. Although the average size of these orders is still relatively small, we have begun shipping in metric ton quantities to multiple customers.

	Year Ended December 31		Change 2018 – 2017
	2018	2017	# of Orders	%
Number of orders – domestic	122	114	8	7
Number of orders – international	168	146	22	15
Number of orders – total	290	260	30	12
Average order size – $	$14,303	$6,174	$8,129	132%

Grant Revenue

Grant revenues of $176,253 in 2018 consisted of proceeds from sources as shown in the table below. The largest of these sources in 2018 came from the State of Michigan. In 2018, an agreement was initiated with the Michigan Strategic Fund relating to our new manufacturing facility in Mason, Michigan. Grant contract revenue is recognized using the milestone method as milestones are achieved. Milestone 1 of the agreement was met in 2018 and recorded as grant revenue in the amount of $173,000. In June 2016, a $150,000, nine-month DOE Phase I Small Business Innovation Research (SBIR) grant was awarded to develop and demonstrate a composite anode material that delivers improved capacity retention during full lithium-ion battery charge to further the nation’s energy strategy to reduce reliance on fossil fuels and improve the environment. As of the grant expiration date of March 14, 2017, $149,979 had been billed against it, $93,747 of which was billed in 2017. The DOE grant is considered billed in full and completed. The table below shows the components of grant revenue:

	Year Ended December 31
	2018	2017
State of Michigan	$173,000	$—
US Department of Energy	—	93,747
Daimler / University of Michigan	—	31,208
Michigan Economic Development Corporation	3,253	—
Total	$176,253	$124,955

Licensing Revenue

The Company and POSCO, a shareholder of the Company, entered into a license agreement dated June 8, 2011, pursuant to which POSCO agreed to pay a minimum annual royalty of $100,000 per year if certain circumstances existed, among other things. The Company believed that this minimum annual royalty became due annually beginning on February 28, 2015, and up until June 30, 2017, recorded this royalty revenue at a rate of $25,000 per quarter. POSCO disputed its obligation to pay this minimum annual royalty and did not pay the royalty in any prior year. We filed a demand for arbitration in the International Court of Arbitration on March 9, 2016, in an effort to resolve the dispute. Pursuant to a confidential settlement, on November 3, 2017, the Company and POSCO agreed to settle the dispute and to dismiss the arbitration. Amounts owed to us were paid by POSCO in November 2017. There were no amounts due and recorded on our balance sheet at December 31, 2018.

Cost of Goods Sold

We use a standard cost system to estimate the direct costs of products sold. Variances between the standard costs and the actual costs are then properly capitalized to the inventories and expensed to cost of goods sold. Direct costs include estimates of raw material costs, packaging, freight charges net of those billed to customers, and an allocation for direct labor and manufacturing overhead. Because of the nature of our production processes, there is a substantial fixed manufacturing expense requirement that represents the ongoing cost of maintaining production facilities that are not directly related to products sold, so we use a “full capacity” allocation of overhead based on an estimate of what product costs would be if the manufacturing facilities were operating on a full-time basis and producing products at the designed capacity.

Gross Profit Summary

The following table shows the relationship of direct costs to product sales for the years ended December 31, 2018 and 2017:

Gross Profit Summary

	Year Ended December 31		Change 2018 – 2017
	2018	2017	$	%
Product Sales	$4,125,567	$1,605,178	2,520,389	157.0
Direct Costs	2,344,937	911,115	1,433,822	157.4
Direct Cost Margin	1,780,630	694,063	1,086,567	156.6
% of Sales	43.2%	43.2%

Unallocated Manufacturing Expense	3,161,384	1,741,661	1,419,723	81.5
Gross Loss on Product Sales	$(1,380,754)	$(1,047,598)	(333,156)	31.8

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

For the year ended December 31, 2018, unallocated manufacturing expenses increased by 82% to $3,161,384 as compared to $1,741,661 in 2017. The increase of $1,419,723 is largely due to higher levels of manufacturing overhead expense due to capacity expansion at our new Mason, Michigan facility as we prepare for and fulfill higher volume commercial orders.

Research and Development Expenses

Research and development expenses for the year ended December 31, 2018 increased by 53% to $1,414,259 as compared to $923,419 for the year ended December 31, 2017. The increase of $490,840 is largely due to the hiring of additional personnel to increase our core ability to deliver improved applications to customers.

Sales, General and Administrative Expenses

During 2018, we incurred selling, general and administrative expenses (SG&A) of $4,972,595. This is an increase of $538,273 or 12% from 2017, which is comprised of an increase of $1,039,344 in SG&A expenses to support both increased production and customer needs and a decrease of $501,071 due to the non-recurring nature of a one-time, non-cash charge recorded in July 2017 to account for the cancellation and replacement of certain stock options. See Note 12 to the financial statements in this report for further discussion of the 2017 stock option modifications. As we continue to grow and gain traction in the marketplace, we expect that our SG&A expenses will fluctuate but should stabilize and become more fixed in nature as we achieve economies of scale.

Other Income (Expense)

The following table shows a comparison of other income and expense by major expense component for the years ended December 31, 2018 and 2017:

	Year Ended December 31		Change 2018 – 2017
	2018	2017	$	%
Interest expense, net	$(328,261)	$(254,091)	(74,170)	29.1
Gain (loss) from change in fair value of derivative liability - warrants	—	(46,612)	46,612	(100.0)
Government incentives, net	—	(72,606)	72,606	(100.0)
Total	$(328,261)	$(373,309)	45,048	12.1

Interest expense, net of interest income in the year ended December 31, 2018, increased by $74,169 compared to 2017. The net increase in expense reflects a full year of interest on the advances on the Dow Facility that occurred throughout 2017, which was partially offset by principal reductions (pay downs) of our capital lease commitments.

Gain/(loss) from changes in the fair value of derivative liability warrants from the previous valuation period are characterized as other (expense)/other income on our Statement of Operations as a result of the GAAP requirement to use variable accounting for such instruments. These values fluctuate from period to period as a result of updating inputs used in the trinomial lattice model used to value such warrants, including risk free rate, volatility, remaining term of each warrant, and the underlying stock price assumption used in such calculations. In 2017 we implemented ASU 2017-11 and reclassified 224,897 warrants related to our Series B Preferred Stock issuance (subsequently converted into common stock) from derivative liabilities to equity and we are no longer required to record the change in fair values for these instruments. See Note 2 and Note 9 to the financial statements in this report for further information.

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

Cash Flow Summary

The following condensed cash flow statement compares cash flow from operating, investing, and financing activities for the year ended 2018 and 2017.

	Year Ended December 31		Change 2017 – 2018
	2018	2017	$	%
Cash, cash equivalents and restricted cash, beginning of period	$3,041,590	$1,980,842	1,060,748	53.6
Net Cash provided (used) by:
Operating activities	(5,643,238)	(4,623,703)	(1,019,535)	22.1
Investing Activities	(3,385,114)	(743,196)	(2,641,918)	355.5
Financing Activities	10,880,736	6,427,647	4,453,089	69.3
Net increase (decrease) in cash	1,852,384	1,060,748	791,636	74.6
Cash, end of period	$4,893,974	$3,041,590	1,852,384	60.9

(1)	Restricted cash for a letter of credit, beginning of period above were $195,792 and $195,499 for the twelve months ended December 31, 2018 and 2017, respectively. Restricted cash which is included in cash at the end of the year for a letter of credit, were $190,140 and $195,792 for the twelve months ended December 31, 2018 and 2017, respectively.

Net cash used in operating activities for the year ended December 31, 2018 and 2017 was $5,643,238  and $4,623,703, respectively. Net cash used by operating activities increased 22% during 2018 as compared to 2017 primarily due to higher levels of manufacturing overhead expense as we prepared for and fulfilled higher volume commercial orders.

Investing activities for the year ended December 31, 2018 included net capital expenditures for the purchase of property and equipment of $3,209,632 and $175,482 for intellectual property as compared with $602,239 for property and equipment and $140,957 for intellectual property during the same period in 2017. These levels of capital expenditures are higher as we have expanded production capacity in 2018 necessary to meet anticipated customer  orders for those customers who are moving into commercialization of products containing our materials.

Financing activities provided a net increase in cash of $10,880,736 and $6,427,647 for the year ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018 gross proceeds from the issuance of common stock was $11,175,344 and stock issuance expenses were $102,880 as compared to proceeds from the issuance of common stock for the year ended December 31, 2017 of $3,665,400 and stock issuance expenses of $237,227. No new loan proceeds were received from the Dow Facility in 2018. Financing activities for the year ended December 31, 2017 included $3,000,000 of loan proceeds from the Dow Facility (see Note 7 of our financial statements in this report).

Liquidity and Capital Expenditures

We have historically incurred losses from operations and we may continue to generate negative cash flows as we implement our business plan. Our condensed consolidated financial statements are prepared using US GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In December 2016, we entered into the Dow Facility to provide up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. We received $2 million at closing, $1 million on each of July 18, 2017, September 22, 2017 and December 4, 2017. After December 1, 2017, an additional $5 million became available under the Dow Facility as a result of the Company having raised $10 million of equity capital after October 31, 2016. We have now raised in excess of $10,000,000 from our IPO since November 1, 2016, and thus have met this requirement. Therefore, the remaining $5 million under the Dow Facility is now available to us.

As of December 31, 2018, we had cash on hand of $4,703,834.  We believe our cash is sufficient to fund our operations through April 30, 2020 when taking into account various sources of funding and cash received from continued commercial sales transactions. We intend that the primary means for raising funds will be through our Offering of common stock until April 12, 2019 and the additional $5 million of proceeds from the Dow Facility available to us as of September 30, 2018. Taking into account the cash position at March 28, 2019 noted above, we believe that we can fund our operations including planned capital expenditures through April 30, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

XG Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheet of XG Sciences, Inc. (the Company) as of December 31, 2018, the related statements of operations, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Company’s auditor since 2019.

Detroit, Michigan

April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

XG Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of XG Sciences, Inc. (the "Company") as of December 31, 2017, and the related consolidated statement of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Emphasis of a Matter

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for warrants in 2017 due to the adoption of Accounting Standards Update No. 2017-11, Earnings Per Share, Distinguishing Liabilities From Equity, Derivatives and Hedging.

We served as the Company's auditor from 2012 to 2018.

/s/ Frazier & Deeter, LLC

Frazier & Deeter, LLC

Tampa, FL

April 2, 2018

XG SCIENCES, INC.
CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2018 AND 2017

	2018	2017
ASSETS
CURRENT ASSETS
Cash	$4,703,834	$2,845,798
Accounts receivable, less allowance for doubtful accounts of $85,000 in 2018 and $40,000 in 2017, respectively	859,054	468,623
Inventories	660,217	171,864
Other current assets	114,453	15,781
Total current assets	6,337,558	3,502,066

PROPERTY, PLANT AND EQUIPMENT, NET	4,223,650	2,601,571

RESTRICTED CASH FOR LETTER OF CREDIT	190,140	195,792

LEASE DEPOSIT	20,156	20,156

INTANGIBLE ASSETS, NET	690,646	571,938

TOTAL ASSETS	$11,462,150	$6,891,523
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,102,910	$561,368
Other current liabilities	429,573	296,709
Deferred revenue	832	7,298
Current portion of long-term debt	196,723	—
Current portion of capital lease obligations	3,613	118,553
Total current liabilities	1,733,651	983,928

LONG-TERM LIABILITIES
Long-term portion of capital lease obligations	11,914	15,527
Long term debt	4,725,866	4,794,596
Total long-term liabilities	4,737,780	4,810,123

TOTAL LIABILITIES	6,471,431	5,794,051

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, 3,000,000 shares authorized, 1,890,354 and 1,857,816 shares issued and outstanding, liquidation value of $22,684,248 and $22,293,792 at December 31, 2018 and December 31, 2017, respectively	22,307,480	21,917,046
Series B Preferred Stock, 1,500,000 shares authorized, 0 shares issued and outstanding, liquidation value of $0 at December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, no par value, 25,000,000 shares authorized, 3,760,268 and 2,353,350 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	30,268,476	19,116,012
Additional paid-in capital	8,101,923	7,831,958
Accumulated deficit	(55,687,160)	(47,767,544)
Total stockholders’ equity	4,990,719	1,097,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,462,150	$6,891,523

See notes to consolidated financial statements

XG SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
REVENUE
Product sales	$4,125,567	$1,605,178
Grants	176,253	124,955
Licensing revenue	—	75,000
Total revenues	4,301,820	1,805,133

COST OF GOODS SOLD
Direct costs	2,344,937	911,115
Unallocated manufacturing expenses	3,161,384	1,741,661
Total cost of goods sold	5,506,321	2,652,776

GROSS LOSS	(1,204,501)	(847,643)

OPERATING EXPENSES
Research and development	1,414,259	923,419
Sales, general and administrative	4,972,595	4,434,322
Total operating expenses	6,386,854	5,357,741

OPERATING LOSS	(7,591,355)	(6,205,384)

OTHER EXPENSE
Interest expense, net	(328,261)	(254,091)
Gain (loss) from change in fair value of derivative liability – warrants	—	(46,612)
Government incentives, net	—	(72,606)

Total other expense	(328,261)	(373,309)

NET LOSS	$(7,919,616)	$(6,578,693)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and diluted	3,396,585	2,077,870
NET LOSS PER SHARE – Basic and diluted	$(2.33)	$(3.17)

See notes to consolidated financial statements

XG SCIENCES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Preferred stock (A)		Preferred stock (B)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2016	1,829,256	$21,634,597	—	—	1,885,175	$15,647,839	$6,490,230	$(48,899,530)	$(5,126,864)
Reclassification of Derivative Liability balance at December 31, 2016 to Equity, see note 2	—	(60,237)	—	—	—	—	—	7,710,679	7,650,442
Balances, December 31, 2016, (Restated) – see note 2	1,829,256	21,574,360	—	—	1,885,175	15,647,839	6,490,230	(41,188,851)	2,523,578
Stock issued for cash	—	—	—	—	458,175	3,665,400	—	—	3,665,400
Stock issuance fees and expenses	—	—	—	—	—	(237,227)	—	—	(237,227)
Reclassification of Derivative Liability to Equity – see note 2	—	—	—	—	—	—	296,419	—	296,419
Warrants issued with Dow Financing	—	—	—	—	—	—	229,225	—	229,225
Preferred stock issued to pay capital lease obligations	28,560	342,686	—	—	—	—	—	—	342,686
Stock-based compensation	—	—	—	—	10,000	40,000	816,084	—	856,084
Net loss	—	—	—	—	—	—	—	(6,578,693)	(6,578,693)

Balances, December 31, 2017	1,857,816	$21,917,046	—	$—	2,353,350	$19,116,012	$7,831,958	$(47,767,544)	$1,097,472
Stock issued for cash	—	—	—	—	1,396,918	11,175,344	—	—	11,175,344
Stock issuance fees and expenses	—	—	—	—	—	(102,880)	—	—	(102,880)
Preferred stock issued to pay capital lease obligations	32,538	390,434	—	—	—	—	—	—	390,434
Stock-based compensation	—	—	—	—	10,000	80,000	269,965	—	349,965
Net loss	—	—	—	—	—	—	—	(7,919,616)	(7,919,616)
Balances, December 31, 2018	1,890,354	$22,307,480	—	—	3,760,268	$30,268,476	$8,101,923	$(55,687,160)	$4,990,719

See notes to consolidated financial statements

XG SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,919,616)	$(6,578,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,696,334	887,089
Amortization of intangible assets	56,776	47,038
Loss on disposal of equipment and intangible assets	45,130	—
Provision for bad debts	45,000	30,000
Stock-based compensation expense	349,965	856,084
Non-cash interest expense	331,526	255,221
Loss (gain) from change in fair value of derivative liability – warrants	—	46,612
Non-cash equipment rent expense	106,164	—
(Increase) Decrease in:
Accounts receivable	(435,431)	(399,545)
Inventories	(488,353)	34,109
Incentive refund receivable	—	165,635
Other current assets	(98,672)	138,557
Increase (Decrease) in:
Accounts payable	541,542	(170,150)
Accrued compensation	113,282	74,173
Other current liabilities	19,582	(10,703)
Deferred revenue	(6,466)	870
NET CASH USED IN OPERATING ACTIVITIES	(5,643,238)	(4,623,703)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,209,632)	(602,239)
Purchases of intangible assets	(175,482)	(140,957)
NET CASH USED IN INVESTING ACTIVITIES	(3,385,114)	(743,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on line of credit	(178,490)	—
Repayments of capital lease obligations	(13,238)	(526)
Proceeds from long-term debt	—	3,000,000
Proceeds from issuance of common stock	11,175,344	3,665,400
Common stock issuance fees and expenses	(102,880)	(237,227)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,880,736	6,427,647

NET INCREASE IN CASH, CASH ON HAND AND CASH EQUIVALENTS	1,852,384	1,060,748
CASH, CASH ON HAND AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,041,590	1,980,842

CASH, CASH ON HAND AND CASH EQUIVALENTS AT END OF PERIOD	$4,893,974	$3,041,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,241	$—
Value of preferred stock issued for AAOF capital lease obligations	390,434	342,686
Property and equipment additions under capital leases	—	18,975
Reclassification of derivative liability warrants to equity	—	296,419
Warrants issued with Dow financing	—	229,225

See notes to consolidated financial statements

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”)..

The consolidated financial statements include the accounts of XG Sciences, Inc. and our wholly owned subsidiary, XGS IP, LLC. We operate as one reportable segment. All intercompany accounts, transactions and profits have been eliminated in consolidation.

Going Concern and Liquidity

We have historically incurred losses from operations and we may continue to generate negative cash flows as we implement our business plan. Our consolidated financial statements are prepared using US GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In December 2016, The Dow Chemical Company (“Dow”) agreed to provide up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions pursuant to a draw loan note and agreement (the "Dow Facility"). We received $2 million at closing, $1 million on each of July 18, 2017, September 22, 2017, and December 4, 2017. We currently have an additional $5 million which became available under the Dow Facility since we have raised $10 million of equity capital after October 31, 2016.

As of December 31, 2018 we had cash on hand of $4,703,834. We believe our cash is sufficient to fund our operations through April 2020 when taking into account various sources of funding and cash received from continued commercial sales transactions. We intend that the primary means for raising funds will be through our Offering of common stock until April 12, 2019 and the additional $5 million of proceeds from the Dow Facility available to us now that we have raised $10 million of equity capital as measured in the period beginning on November 1, 2016. Taking into account the cash position at March 28, 2019, noted above, we believe that we can fund our operations including planned capital expenditures through April 30, 2020.

We filed an Registration Statement for an Offering of common stock on Form S-1, which was declared effective April 13, 2016 and was amended with Post-Effective Amendment No. 1 declared effective August 26, 2016, Post-Effective Amendment No. 2 declared effective August 31, 2016, Post-Effective Amendment No. 3 declared effective January 17, 2017, Post-Effective Amendment No. 4 dated April 12, 2017, Post-Effective Amendment No. 5 declared effective April 14, 2017 and Post-Effective Amendment No. 6 dated June1,2018 and declared effective June 26, 2018. No public market currently exists for the securities being offered. The Registration Statement registered for sale a total of 3,000,000 shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten, best efforts offering.

.

There can be no assurance that we will be able to raise additional equity capital in the Offering or in subsequent equity offerings or that the terms and conditions of any future financings will be workable or acceptable to us and our shareholders. In the event we are unable to fund our operations from existing cash on hand, operating cash flows, additional borrowings or raising equity capital, we may be forced to reduce our expenses, slow down our growth rate, or discontinue operations. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

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

Revenue Recognition

Revenues are recognized at a point in time, typically when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The Company does not recognize revenue in cases where collectability is not probable, and defers the recognition until collection is probable or payment is received.

The Company generally expenses sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses. Customer deposits, deferred revenue and other receipts are deferred and recognized when the revenue is realized and earned.

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

Cost of Products Sold

We use a standard cost system to estimate the direct costs of products sold. Variances between the standard costs and the actual costs are then properly prorated to the inventories and to the cost of goods sold. Direct costs include estimates of raw material costs, packaging, freight charges net of those billed to customers, and an allocation for direct labor and manufacturing overhead. Because of the nature of our production processes, there is a substantial fixed manufacturing expense requirement that represents the ongoing cost of maintaining production facilities that are not directly related to products sold, so we use a “full capacity” allocation of overhead based on an estimate of what product costs would be if the manufacturing facilities were operating on a full-time basis and producing products at the designed capacity.

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

Sales and Marketing Expense

Sales and marketing costs include compensation, travel, and business development expenses including free samples provided to customers. These costs are expensed as incurred. Product marketing allowances are recorded at the estimated out of pocket cost necessary to produce the product in the period the allowance is granted. Advertising costs are expensed at the time they are incurred and were not material for the years ended December 31, 2018 and 2017.

Income Taxes

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax position changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. At December 31, 2018, we believe we have appropriately accounted for any unrecognized tax benefits. We are not aware of any uncertain tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts in excess of the liability, our effective tax rate in a given financial statement period may be affected.

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

The Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017.  The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The rate reduction resulted in a $5,635,000 decrease in both the deferred tax asset and valuation allowance with no net impact on the 2017 or 2018 financial statements.

The Company will continue to assess its provision for income taxes as future guidance is issued but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

Net Income (Loss) Per Common Share

We compute net income or (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accountings Standards Codification (“ASC”) Topic 260: Earnings Per Share. Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares outstanding during the applicable period, plus the effect of potentially dilutive securities. Potentially dilutive securities consist of shares potentially issuable pursuant to stock options and warrants as well as shares that would result from full conversion of all outstanding convertible securities. These potentially dilutive securities were 3,006,487 and 3,081,487 as of December 31, 2018 and 2017 and are excluded from diluted net loss per share calculations because they are anti-dilutive. As a result, for the years ended December 31, 2018 and 2017, basic and diluted net loss per share was the same.

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

Inventory

Inventory consists of raw materials, consumables inventory and finished goods, all of which are stated at the lower of cost or net realizable value. Cost is determined on a first in, first out basis. We inventory media use in the production process of the newly constructed facility as a Consumables inventory.

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

Recoverability and Impairment of Long-Lived Assets

Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The judgments we make related to the expected useful lives of long-lived assets, definitions of lease terms and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, and other factors, such as our ability to sell our assets held for sale. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize an impairment loss. Based on a review of operating results, we believe the carrying values of our long-lived assets are recoverable at December 31, 2018 and 2017.

Per ASC 360-10-35-47, a long-lived asset to be abandoned is disposed of when it ceases to be used. In the year ended December 31, 2018, management has decided not to pursue the XGnP Leaf line business. The asset line has not produced a saleable product for over a year. The Leaf inventory value was written off at the end of 2017. Any sales recorded of Leaf products has been nominal and is from the existing inventory with no plans to restart production. It has determined that the seven (7) year estimated useful life determined in late 2013 should be revised to reflect the use of the asset over a shortened useful life ending December 31, 2018. Depreciation estimates have been revised in the current period in accordance with the change in accounting estimate standards at ASC 250-10-45-17 through 45-20. The amount of acceleration of depreciation reported in operations is $681,975. No prior period adjustments or restatements are required.

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

Fair Value Measurements

The liabilities measured at fair value on a recurring basis using significant unobservable inputs during the year ended December 31, 2018 and 2017 is as follows:

	2018	2017
Balance at January 1	$—	$249,807
(Gain) Loss recognized in earnings	—	46,612
Reclass to equity-Series B Amendment	—	(296,419)
Balance at December 1	$—	$—

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

In August 2016, the FASB issued ASU No. 2016-18, Restricted Cash Flows. This update provides guidance on the presentation of restricted cash and restricted cash equivalents, which are now included with cash and cash equivalents when reconciling the beginning and ending cash amounts shown on the statements of cash flows. This update was effective for annual and interim periods beginning after December 15, 2017. We adopted these provisions in the second quarter of fiscal 2018 and using the retrospective transition method required under the standard, the Company has adjusted the presentation of its Condensed Consolidated Statements of Cash Flows for all periods presented. The adoption of ASU No. 2016-18 did not have any other impact on the Company’s Condensed Consolidated Financial Statements.

With the exception of the standards discussed above, we believe there have been no new accounting pronouncements effective or not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

 NOTE 3 — INVENTORY

Inventory is carried at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method for raw material and finished goods inventory. Market is based on current replacement cost for raw materials and net realizable value for finished goods. Raw materials include all components used in the production of our finished goods, which are our four major product lines, bulk materials, energy storage materials, thermal management materials and inks and coatings.

The following amounts were included in inventory at the end of the period:

	Year Ended December 31
	2018	2017
Raw materials	$48,371	$39,841
Consumables	188,764	—
Finished goods	423,082	132,023
Total	$660,217	$171,864

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consist of the following:

	Depreciable life (years)	2018	2017
Plant and equipment not yet placed in service		$1,194,417	$183,964
Leasehold improvements	5-10	702,362	399,060
Lab equipment	3-7	1,107,603	884,548
Production and other equipment	3-7	7,487,707	6,264,376
Software	3	14,177	39,144

		10,506,266	7,771,092
Less accumulated depreciation and amortization		(6,282,616)	(5,169,521)

Net property, plant and equipment		$4,223,650	$2,601,571

Depreciation expense on property and equipment, including leased assets, for the years ended December 31, 2018 and 2017, was $1,696,334 $887,089, respectively. These amounts are included as part of our statement of operations in Cost of Goods Sold, Research and Development, and General and Administrative Expenses. For the year ended December 31, 2018, $1,607,313 was recorded in Cost of Goods Sold, $85,289 in Research and Development, and $3,732 in General and Administrative Expenses. For the year ended December 31, 2017, $770,290 was recorded in Cost of Goods Sold, $99,487 in Research and Development, $17,312 in General and Administrative Expenses.

Plant, Property and Equipment under Capital Leases

	2018	2017
Lab equipment	—	$—
Production and other equipment	—	448,293

	—	448,293
Less accumulated depreciation	—	(175,173)

Net property, plant and equipment under capital leases	—	$273,120

As of December 31, 2018, there were no capital leases for property or equipment:

NOTE 5 — INTANGIBLE ASSETS

Intangible assets and related accumulated amortization as of December 31, 2018 and 2017 are as follows:

	Year Ended December 31
	2018	2017
Licenses	$159,868	$137,533
Patents	775,838	608,757
Trademarks, other intangibles	5,698	19,631
Total Carrying Amount	941,404	765,921

Less: Accumulated Amortization – Licenses	(99,206)	(88,100)
Less: Accumulated Amortization – Patents	(148,500)	(103,217)
Less: Accumulated Amortization – Trademarks, other intangibles	(3,053)	(2,666)
Total Accumulated Amortization	(250,759)	(193,983)

Net Carrying Amount – Licenses	60,662	49,433
Net Carrying Amount – Patents	627,338	505,540
Net Carrying Amount – Trademarks, other intangibles	2,645	16,965
Total Net Carrying Amount	$690,645	$571,938

Amortization expense of $56,776 and $47,038 was recorded for the years ended December 31, 2018 and 2017, respectively. Amortization expense for the next five years is estimated to be approximately $55,000 annually.

NOTE 6 — OTHER CURRENT LIABILITIES

As of December 31, 2018, and 2017, our and other current liabilities on our balance sheet consisted of the following:

	2018	2017
Accrued compensation	$331,589	$218,307
Accrued expenses	59,818	3,089
401(k) employer contribution expense	38,166	75,313

Accounts payable and other liabilities	$429,573	$296,709

NOTE 7 —WARRANTS AND FINANCING AGREEMENTS

Dow Facility

In December 2016, we entered into the Dow Facility which provides us with up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. We received $2 million at closing and an additional $1 million on July 18, 2017, September 22, 2017 and December 4, 2017, respectively. After December 1, 2017, an additional $5 million became available when we raised $10 million of equity capital after October 31, 2016. As of September 30, 2018, we had raised in excess of $10,000,000 from our IPO since November 1, 2016, and thus have met this requirement. Therefore, the remaining $5 million under the Dow Facility is now available to us.

The Dow Facility is senior to most of our other debt and is secured by all of our assets (Dow was subordinate only to the capital leases with AAOF which was paid off and closed December 31, 2018, see Note 13). The loan matures on December 1, 2021 (subject to certain mandatory prepayments based on our equity financing activities). When we raise a cumulative amount of equity capital exceeding $15 million, we are required to prepay an amount equal to 30% of the amount raised over $15 million, but less than $25 million. We began these prepayments on equity raised as of September 10, 2018. Interest is payable beginning January 1, 2017 although we have elected, per the loan documents, to capitalize the interest as part of the outstanding debt through January 1, 2019. Beginning April 1, 2019, current interest is payable in cash on the first day of each quarter.

Dow received warrant coverage of one share of common stock for each $40 in loans received by us, equating to 20% warrant coverage, with an exercise price of $8.00 per share for the warrants issued at closing of the initial $2 million draw. After the initial closing, the strike price of future warrants issued is subject to adjustment if we sell shares of common stock at a lower price. As of December 31, 2018, we had issued 125,000 warrants to Dow, which are exercisable on or before the expiration date of December 1, 2023.

The aforementioned warrants meet the criteria for classification within stockholders’ equity. Proceeds were allocated between the debt and the warrants at their relative fair value. The total debt discount on the Dow Facility was approximately $372,000. The debt discount is being amortized to interest expense using the effective interest method over the term of the loans using an average effective interest rate of 6.3%. During the year ended December 31, 2018, we recognized $306,482 of amortization expense consisting of $264,117 of non-cash interest expense paid with shares of Preferred Stock and $42,305 of amortization from debt discount accretion related to the Dow Facility Loan. We repaid $178,490 of outstanding principal on the debt, resulting in a carrying value of $4,922,589 for the Dow Facility as of December 31, 2018.

The Dow Facility entitles Dow to appoint an observer to our Board. Dow will maintain this observation right until the later of December 1, 2019 or when the amount of principal and interest outstanding under the Dow Facility is less than $5 million.

2014 Samsung Financing and Warrants

On January 15, 2014, we sold $3,000,000 of Secured Convertible Notes to SVIC No. 15 New Technology Business Investment L.L.P, a subsidiary of the Samsung Group (“Samsung”). The Notes were converted into Series A Convertible Preferred Stock on December 31, 2015. In connection with the sale of the Notes, the Company issued to Samsung a total of 100,000 warrants with a term of 4 years that were exercisable into shares of Series A Convertible Preferred Stock at a price of $12.00. These warrants vested in four annual installments according to the amount of future cash payments made by Samsung for licensing, royalties and product purchases. As of December 31, 2018, no payments had been made by Samsung and none of the warrants associated with the Samsung note had vested. The warrants expired on January 15, 2018.

NOTE 8 — PRIVATE PLACEMENT

All of the previously issued Series B Preferred Stock was cancelled. Although the stock was cancelled, all of the warrants to purchase 222,262 shares of common stock and preemptive rights warrants to purchase 2,635 shares of common stock issued in connection with the Series B Units remain outstanding at December 31, 2018. Such warrants have an exercise price of $16.00 per share and expire between April 21 and June 30, 2022. These warrants were classified as derivative liabilities until September 30, 2017; at which time they were reclassified to equity (additional paid in capital). The reclassification was made on September 30, 2017 after determining that the exchange rights no longer required liability classification under ASU 2017-11.

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

As mentioned in Note 8, 224,897 warrants related to the Series B Unit offering were reclassified from derivative liabilities on the balance sheet to equity at September 30, 2017 because the requirement to classify them as liabilities was removed when we amended the Series B Certificate of Designation in August of 2016.

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

Changes in the fair value of Derivative Liabilities, carried at fair value, are reported as “Change in fair value of derivative liability — warrants” in the Statement of Operations. Comparative prior periods were prepared using the newly adopted ASU 2017-11 as follows:

	Year ended December 31,
	2018	2017
Warrants issued with preemptive rights	$—	$(545)
Warrants issued with April 2015 private placement of Series B Units	—	(46,067)

Total Derivative Gain (Loss)	$—	$(46,612)

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

NOTE 10 – STOCK WARRANTS ACCOUNTED FOR AS EQUITY INSTRUMENTS

The following table summarizes the warrants (including the warrants previously accounted for as derivatives) outstanding at December 31, 2018, which are accounted for as equity instruments, all of which are exercisable:

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
				1,365,737

The warrants indexed to Series A Convertible Preferred Stock are currently exercisable and are exchangeable into 1.875 shares of common stock for each share of Series A Preferred.

NOTE 11 — STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Convertible Preferred Stock

As of December 31, 2018, the Company is authorized to issue up to 3,000,000 shares of Series A Convertible Preferred Stock, or Series A Preferred. Each share of the Series A Preferred, which has a liquidation preference of $12.00 per share, is convertible at any time, at the option of the holder, into one share of Common Stock at the lower of: (a) $12.00 per share, or (b) 80% of the price at which the Company sells any equity or equity-linked securities in the future. The Series A Preferred also contains typical anti-dilution provisions that provide for adjustment of the conversion price to reflect stock splits, stock dividends, or similar events. The Series A Preferred is subject to mandatory conversion into Common Stock upon the listing of the Company’s Common Stock on a Qualified National Exchange. However, the Series A Preferred is not subject to the mandatory conversion until all outstanding Convertible Securities are also converted into common stock. The Series A Preferred ranks senior to all other equity or equity equivalent securities of the Company other than those securities which are explicitly senior or pari passu in rights and liquidation preference to the Series A Preferred

The Company issued 1,456,126 shares of Series A Preferred in connection with the conversion of certain convertible notes on December 31, 2015. There were 1,890,354 and 1,857,816 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2018 and 2017, respectively.

Series B Convertible Preferred Stock

As of December 31, 2018, 1,500,000 shares have been designated as Series B Convertible Preferred Stock, or Series B Preferred, of which none were issued and outstanding. Each share of the Series B Preferred, which has a liquidation preference of $16.00 per share, is convertible at any time, at the option of the holder, into one share of common stock at $16.00 per share. The Series B Preferred also contains typical anti-dilution provisions that provide for adjustment of the conversion price to reflect stock splits, stock dividends, or similar events. Each share of Series B Preferred is subject to mandatory conversion into common stock at the then-effective Series B conversion rate upon the public listing by the Company of its common stock on a Qualified National Exchange. However, the Series B Preferred is not subject to the mandatory conversion until all outstanding Convertible Securities are also converted into common stock. The Series B Preferred ranks senior to all other equity or equity equivalent securities of the Company other than those securities which are explicitly senior or pari passu in rights and liquidation preference to the Series B Preferred and pari passu with the Company’s Series A Preferred.

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

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock, no par value per share. During the years ended December 31, 2018 and 2017, the Company issued 1,406,918 and 468,175 shares of common stock, respectively. There were 3,760,268 and 2,353,350 shares  of common stock issued and outstanding at December 31, 2018 and 2017, respectively.

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

On September 30, 2018 and August 10, 2017, the Company granted each Board member 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and vest ratably over a four-year period beginning on the one-year anniversary. The options had an aggregate grant date fair value of $29,580 and $26,120 on September 30, 2018 and August 10, 2017, respectively. The restricted stock issued to the Board members has an aggregate fair value of $160,000 and vest ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of December 31, 2018, and 2017, 10,000 and 5,000 of the 20,000 shares of restricted stock issued had vested, resulting in compensation expense of $80,000 and $40,000 for the years ended December 31, 2018 and 2017, respectively.

The Company granted 32,500 employee stock options on November 1, 2017. The options were granted at a price of $8.00 per share and had an aggregate grant date fair value of $88,946. The options vest ratably over a four-year period beginning on the one-year anniversary.

The following table shows the stock option activity during the years ended December 31, 2018 and 2017:

	2018		2017
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Options outstanding at beginning of year	677,125	$8.00	369,750	$11.86
Changes during the year:
Cancelled	(27,500)	8.00	(357,750)	12.00
Replacement options granted- at market price	—		536,625	8.00
New options granted- at market price	148,250	8.00	140,500	8.00
Expired	—		(12,000)	12.00

Options outstanding at end of year	797,875	8.00	677,125	8.00

Options exercisable at end of year	396,525	8.00	322,158	8.00

Weighted average fair value exercise price of options granted during the year		$8.00		$8.00
Weighted average remaining contractual term (in months)		16		80

Costs incurred in respect of stock-based compensation for employees and directors, for the years ended December 31, 2018 and 2017 were $349,963 and $856,084, respectively. Unrecognized compensation cost as of December 31, 2018 and 2017 was $362,462 and $935,363, respectively . Unrecognized compensation expense includes options which have not yet vested. Unrecognized compensation expense is $362,462 and is expected to be recognized over the next four years.

As of December 31, 2018, none of the currently exercisable stock options had intrinsic value. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the assumed market value of our common stock on December 31, 2018 of $8.00 per share, which is the price per share at which we have been selling shares of common stock to third parties in our Offering. There were no in-the-money options outstanding and exercisable as of December 31, 2018, since the exercise prices of the stock options outstanding and expected to vest were all equal to the fair value of our common stock.

The following table presents changes in the number of non-exercisable options during 2018:

2018
Total- non-exercisable options outstanding- December 31, 2017	354,967
Options granted	148,250
Options vested	(86,867)
Options cancelled/forfeited	(15,000)
Outstanding non-exercisable options outstanding as of December 31, 2018	401,350
Weighted average grant date fair value	$8.00
Weighted average remaining vested period (in months)	16

The fair value of options granted during the year ended December 31, 2018 totaled $437,817. The total fair value of options granted during the year ended December 31, 2017 was $1,673,476 with $1,302,627 of this amount being related to options that were issued to replace options which were cancelled on July 24, 2017.

The fair value of the options granted during the years ended December 31, 2018 and 2017 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2018	2017
Fair value of underlying stock	$8.00	$8.00
Expected option life	4.75 years	3.50 years – 4.75 years
Expected stock price volatility	37.34% – 39.09%	34.81% – 36.85%
Risk free interest rate	2.51%- 2.94%	1.49%- 2.01%
Expected dividend yield	0.00%	0.00%

Information with respect to restricted stock awards outstanding was as follows:

	2018	2017
Outstanding non-vested restricted stock at beginning of year:	—	—
Granted	10,000	10,000
Vested	10,000	5,000
Cancelled/forfeited	—	—
Outstanding non-vested restricted stock	5,000	5,000
Weighted average grant date fair value	$8.00	$8.00
Weighted average remaining vested period (in months)	4.5	6

NOTE 13 — CAPITAL LEASES

Lease obligations on December 31, 2018 consisted of a minimal amount of equipment leases. As of December 31, 2017, we had capital lease obligations to AAOF (see Note 9) and other lessors as follows:

	December 31, 2018	December 31, 2017
Capital lease obligations	$15,527	$149,120
Unamortized warrant discount	—	(15,040)
Net obligations	15,527	134,080
Short-term portion of obligations	(3,613)	(118,553)

Long-term portion of obligations	$11,914	$15,527

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

The AAOF capital lease obligations were paid through the issuance of 32,538 shares of Preferred Series A stock for the year ended December 31,2018.

Our other capital leases expire at various dates in 2018 and 2022, have average effective interest rates of 1.54% and contain bargain purchase options that allow us to purchase the leased property for a minimal amount upon the expiration of the lease term.

Future minimum lease payments under capital lease obligations are as follows:

For the year ending December 31:
2019	4,266
2020	4,266
2021	4,266
2022	4,266
Total future minimum lease payments	17,063
Less amount representing interest	(1,536)
Present value of future minimum lease payments	15,527
Less current maturities	(3,613)
Obligations under capital leases – long term	$11,914

Property and equipment acquired under capital lease agreements is pledged as collateral to secure the performance of the future minimum lease payments above.

NOTE 14 — INCOME TAXES

Deferred tax assets (liabilities) consist of the following at December 31:

	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$11,330,000	$9,230,000
Miscellaneous temporary differences	55,000	5,000
Research and development credits	635,000	600,000
Deferred tax liabilities:
Property and equipment		(120,000)

Net deferred tax asset	$12,065,000	$9,715,000
Valuation allowance	$(12,065,000)	$(9,715,000)

Net deferred tax asset	$—	$—

Federal net operating loss carry forwards of $50,700,000 and $44,000,000 exist at December 31, 2018 and 2017, respectively. State net operating loss carry forwards of $9,900,000 and $4,900,000 exist at December 31, 2018 and 2017, respectively.

The primary difference between the net operating loss carry forwards and the accumulated deficit arises from certain stock option, warrants and other debt and equity transactions that are considered permanent differences. These losses were incurred in the years 2006 through 2018 and will expire between 2026 and 2037 and their utilization may be limited if we experience significant ownership changes. The Company has not conducted a full IRC Section 382 analysis to determine if a reduction in net operating loss carry forwards is required due to ownership changes. The analysis has not been undertaken due to the financial burden it would cause and changes, if any, resulting in a reduction to the deferred tax asset and related valuation would have no impact on the net deferred tax asset or expense recognized. The research and development credits will expire between 2028 and 2038. A rate of 28% has been used to calculate the deferred tax assets and liabilities based on the expected effective tax rates, net of applicable credits, upon reversal of the differences above. A valuation allowance has been established against the entire deferred tax asset at December 31, 2018 and 2017.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The law includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%, limitations on the deductibility of interest expense and executive compensation, and the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. The rate reduction resulted in a $5,635,000 decrease in both the deferred tax asset and valuation allowance with no net impact on the 2017 financial statement amounts.

The Company will continue to assess its provision for income taxes as future guidance is issued but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

Below is a reconciliation of the statutory federal and state income tax rates to our effective tax rate for the fiscal years ended December 31, 2018 and 2017:

	2018	2017
Federal tax provision	21.0%	32.0%
State tax provision	7.0%	6.0%
Non-deductible compensation expense	3.4%	13.3%
Valuation allowance	(31.4)%	(51.3)%
	0.0%	0.0%

We file income tax returns in the U.S. federal jurisdiction and in the states of Massachusetts and Michigan. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. Beginning in 2016 we began filing under the corporate income tax (CIT) versus the Michigan Business Tax (MBT) structure. Net operating losses incurred in 2015 and prior will not carry forward to the CIT tax structure, accordingly all losses prior to 2016 are considered a permanent timing difference for state deferred tax calculations.

For federal and state purposes, we have open tax years for all years in which we have filed tax returns. We are not currently subject to any ongoing income tax examinations.

NOTE 15 — Customer, Supplier, country and Product Concentrations

Grants and Licensing Revenue Concentration

One grantor accounted for 98% of total grant revenue in 2018. Two grantors accounted for 75% and 25% respectively of total grant revenue in 2017. The company’s licensing revenue in 2017 came from one licensor.

Product Concentration

For 2018, we had a concentration of product revenue from one product that was greater than 10% of total product revenues. Revenue from one of the Company’s graphene nanoplatelets materials, Grade C 500 m²/g, was 74%. For 2017, we had concentrations of product revenue from two products that were greater than 10% of total product revenues. Revenue from two of the Company’s graphene nanoplatelets materials, Grade C 300 m²/g – HP, was 14% and Grade C 500 m²/g, was 55%. We attempt to minimize the risk associated with product concentrations by continuing to develop new products to add to our portfolio.

Customer Concentration

For 2018 we had one customer whose purchases accounted for 72% of total product revenues. For 2017 we had three customers whose purchases accounted for 10%, 12% and 53% of total product revenues. At December 31, 2018, there were three customers who had an accounts receivable balance greater than 10% of our outstanding receivable balance. At December 31, 2017, there was one customer who had an accounts receivable balance greater than 10% of our outstanding receivable balance.

Country Concentration

We sell our products on a worldwide basis. International revenues in 2018 and 2017, as a percentage of total product revenue, were 12% and 30%, respectively. All of these sales are denominated in U.S. dollars.

For 2018, no country other than the United States accounted for more than 5% of total product revenue. For 2017, one country other than the United States (China) accounted for approximately 13% of total product revenue.

Suppliers

We buy raw materials used in manufacturing from several sources. These materials are available from a large number of sources. A change in suppliers has no material effect on the Company’s operations. We did not have any purchases to one supplier that were more than 10% of total purchases in either 2018 or 2017.

NOTE 16 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

We have a licensing agreement for exclusive use of patents and pending patents with Michigan State University (MSU), a stockholder via the MSU Foundation. During 2018 and 2017, we incurred $50,000 each year for royalties for these licenses. We have also entered into product licensing agreements with certain other stockholders. No royalty expenses have been recognized related to these agreements during 2018 and 2017.

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

During the years ended December 31, 2018 and 2017, we issued 32,538 and 28,560 shares, respectively, of Series A Preferred to AAOF as payment under the terms of a Master Leasing Agreement.

During 2018, Mr. Allemang, Jones and Pendell and certain of their affiliates invested the following amounts into our Offering and purchased the number of shares indicated below.

	Purchase Dates (2018)	Amount Invested	Shares Purchased
Arnold Allemang and affiliates	June 23 – 28 and Sept. 30, 2018	$1,500,000	187,500
Steven C. Jones and affiliates	June 24 – 27, 2018	$969,944	121,243
David G. Pendell and affiliates	June 27 and Dec. 5, 2018	$20,000	2,500
Total		$2,489,944	311,243

During 2017, Mr. Allemang, Jones and Pendell and certain of their affiliates invested the following amounts into our Offering and purchased the number of shares indicated below.

.

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

The Amendment to the Shareholder Agreement further clarifies that preemptive rights shall not apply to Excluded Stock (including, without limitation, the 3,000,000 shares being offered under the Registration Statement) and amends the termination date of the Shareholders Agreement. The Shareholder Agreement will continue in effect, unless the Shareholder Agreement is earlier terminated in accordance with its terms until the date on which the Company’s common stock is listed on the NASDAQ Stock Market of the New York Stock Exchange. As a result, the Shareholder Agreement will continue to remain in effect and certain of our larger shareholders will be entitled to continue to exercise their rights under such Shareholder Agreement, but purchasers of shares of common stock under the registration statement filed in connection with our current offering are not required to adopt the Shareholder Agreement.

NOTE 17 — OPERATING LEASES

We lease our primary manufacturing facility, laboratory and administrative office under two separate operating leases expiring in March 2022 and December 2022. A second manufacturing facility is leased on a month to month basis. We have a third manufacturing facility under an operating lease executed in October of 2017 and expiring December 31, 2022. We moved to this facility in mid-2018 and are currently fully operational. As of December 31, 2018, the facility with the month to month lease is empty and in the process of clean up as we plan to fully exit in the first half of 2019. Total rent expense, including common area maintenance costs, was $570,766 and $388,851 during the years ended December 31, 2018 and 2017, respectively. Operating lease commitments for the next 4 years are as follows:

For the year ending December 31:
2019	$589,896
2020	$594,234
2021	$609,534
2022	$563,988

NOTE 18 — RETIREMENT PLAN

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined by our plan document). Employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. The plan allows for an employer match contribution. The employer match expense was $76,009 and $75,496 for the years ended December 31, 2018 and 2017, respectively.

NOTE 19 — LETTER OF CREDIT

We are required by one of our lease agreements to maintain a letter of credit of approximately $190,000 through February 2022. To support this letter of credit, we are required to maintain an equivalent cash deposit. As of December 31, 2018, there were no amounts outstanding on the letter of credit. The cash deposit is restricted and classified as a non-current asset. As of December 31, 2018, and 2017, the cash deposit for the letter of credit was $190,140 and $195,792, respectively.

NOTE 20 — SUBSEQUENT EVENTS

During the period from January 1 through April 1, 2019, we received common stock proceeds of $410,000 for the sale of 51,250 shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

As disclosed in the Company's Current Report on Form 8-K filed January 3, 2019, on December 27, 2018, XG Sciences, Inc. terminated the services of its then current independent registered public accounting firm, Frazier & Deeter, LLC ("Frazier") with the approval of its Audit Committee. During the Company's fiscal year ended December 31, 2017 and through the date hereof, there were no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K) with Frazier on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to Frazier's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such periods. Furthermore, no reportable events occurred within the periods covered by Frazier's reports on the Company's financial statements, or subsequently up to the date of Frazier's dismissal.

As disclosed in the Company’s Current Report on Form 8-K filed January 10, 2019, on January 8, 2019, the Company retained the services of RSM US LLP (“RSM”) as its new independent registered public accounting firm upon the recommendation of the Audit Committee.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the conclusion of the period ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 2013. Based on this assessment, and on those criteria, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 for the following reasons:

The Company’s accounting department consists of a limited number of personnel which does not provide for an adequate segregation of duties and we did not have a Chief Financial Officer until November 2018.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC.

Changes in Internal Controls over Financial Reporting

In November 2018, the Company hired a CFO to oversee the finance and reporting function, modify processes to mitigate segregation of duties issues and increase supervisory and review controls. In addition to the hiring of a CFO in 2018, management also is increasing headcount in the finance and accounting team with some hires occurring in 2019, subsequent to year-end. While the addition of the CFO in 2018 and the increase in the accounting team in early 2019 will mitigate this deficiency, the additions did not occur timely enough in 2018 to remediate the internal control over financial reporting of the Company for the year ended December 31, 2018.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of the Company

The following table sets forth the name and age of the Company’s executive officers, Directors and significant employees as of the date of this filing. There are no family relationships among any of our executive officers or directors.

Name	Age	Position(s)
Philip L. Rose	56	Chief Executive Officer, President, Secretary, Treasurer & Director
Arnold A. Allemang	76	Chairman of the Board, Chairman of the Executive Committee, and member of the Audit and Compensation Committees
Steven C. Jones	55	Director, AAOF representative to the Board, Chairman of the Audit, Nominating, and Corporate Governance Committees, member of the Executive and Compensation Committees
Molly P. Zhang	57	Director, member of the Audit Committee, Nominating, and Corporate Governance Committees
Dave Pendell Robert Blinstrub	72 65	Director Director
Jacqueline M. Lemke	56	Chief Financial Officer
Bamidele Ali	42	Chief Commercial Officer
Scott Murray	63	Vice President, Operations
Liya Wang	61	Vice President of Research & Development

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

Steven C. Jones

Mr. Jones has served as a Director of XG Sciences since March 2014. Mr. Jones is the Chairman of Aspen Capital Group, LLC, a private equity firm headquartered in Naples, FL, which manages private equity funds. Mr. Jones also serves as the President of Aspen Capital Advisors, LLC, which is Aspen Capital Group’s investment management subsidiary. Aspen believes its highest value is to be a “hands on” partner with the management teams of portfolio investments to help them achieve their growth objectives by bringing capital, strategic partners, customers, additional management and other business advice. Mr. Jones has substantial expertise in developing and financing emerging growth companies. In addition to his involvement with XG Sciences, Mr. Jones serves on the Boards of NeoGenomics, Inc. (NASDAQ: NEO) (“NEO”), and ERP Maestro, Inc, a software as a service company, and served on the board of T3 Communications, Inc., a business communications company, until May of 2018. Mr. Jones has also served as an Executive Vice President and consultant of NEO since November 2009 and previously served as Chief Financial Officer from October 2003 until November 2009. In December 2014, he was appointed to serve as a Director of XG Sciences by the Aspen Advanced Opportunity Fund, LP in connection with their investment in XGS. Prior to his career in structured private equity, among other positions, Mr. Jones was a Vice President in the Telecommunications, Media and Technology Investment Banking Group of Merrill Lynch & Co in New York and was the chief executive officer or chief financial officer of various public and private companies. Mr. Jones has a BS degree in Computer Engineering from the University of Michigan and an MBA from the Wharton School of the University of Pennsylvania. In light of the aforementioned experience qualifications, attributes and skills, we believe Mr. Jones is qualified to serve as a director.

Molly P. Zhang

Molly P. Zhang (aka Peifang Zhang) has served as a director of the Company, since May 2017. From 2011 until retiring in October 2016, Dr. Zhang served as a Vice President of Orica Ltd., USA in a number of departments, including General Management, Global Manufacturing and Asset Management. Prior to joining Orica, Dr. Zhang spent 22 years with Dow, most recently as Managing Director of the SCG-Dow Group and Country General Manager of Dow Thailand. Prior to her roles with Dow in Thailand, Dr. Zhang served as Global Business Vice President of Dow Technology Licensing and Catalyst, and as Manufacturing Leader of Dow Asia Pacific. She also served as Manufacturing Director, Global Technology Director and as a board member of the SCG-Dow Group. Dr. Zhang currently serves as a member of the Supervisory Board for GEA Group, a publicly traded, global engineering, process technology solutions and specialty equipment company based in Dusseldorf, Germany, serving the food, chemical, and energy industries. She serves on the board of directors of Cooper-Standard Holdings, Inc., a publicly traded, global, tier 1 automotive components supplier based in Novi, MI. She also serves on the board of directors for Newmont Mining, a leading global mining company based in Greenwood Village, CO. Dr. Zhang has a Ph.D. in Chemical Engineering from the Technical University of Clausthal, Germany and a Diploma in Chemistry (MS degree), Technical University of Clausthal, Germany. Dr. Zhang is fluent in English, Chinese and German. In light of the aforementioned experience qualifications, attributes and skills, we believe Ms. Zhang is qualified to serve as a director.

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

Robert Blinstrub

Mr. Blinstrub was appointed to serve as a director on March 19, 2019. He was a founder and President and CEO of AGM Automotive (“AGM”), a global designer, innovator and producer of engineered solutions for light vehicles, including lighting, overhead consoles, electronics and textiles headquartered in Troy, Michigan with 9 locations globally including the United States, Costa Rica, Mexico, Austria, and China, from 2001 to 2017. AGM leveraged a global footprint underpinned by world-class engineering, production, assembly and supply chain management functions.  As an original founder of AGM, Mr. Blinstrub oversaw its development into a global automotive supplier with OEM customers representing the largest American, European, and Asian OEM's. AGM historically doubled its revenue base every 18 months (profitably). During the latter part of his tenure, AGM acquired and successfully integrated two competitors in the North American and European markets. AGM accumulated countless Supplier awards from its customers for World Class Quality, Product Design, Engineering, Innovations, and Service. Prior to AGM, Mr. Blinstrub led multiple startups and operational turnarounds in his career. Mr. Blinstrub studied Finance and Marketing at the Broad College of Business at Michigan State University. In light of the aforementioned experience qualifications, attributes and skills, we believe Mr. Blinstrub is qualified to serve as a director.

Jacqueline M. Lemke

Ms. Lemke joined the Company in November 2018 and currently serves as our Chief Financial Officer. Ms. Lemke, has served on the Board of Directors of the American Brain Tumor Association since January of 2017. From 2012 to 2016, she served as President and CEO of Bioanalytical Systems, Inc., a Nasdaq listed contract biopharmaceutical research organization where she successfully refinanced and modernized the company’s capabilities while positioning the business for sustainable value creation. Previously, Ms. Lemke was Vice President of Finance and Global CFO of Remy, Inc., a billion-dollar division of Remy International, from 2007 to 2010, where she built a global finance team and created a financial system to support rapid decision making and clear lines of management accountability. From 2004 to 2005, she served as Vice President of Finance and Global CFO Connected Home Solutions at Motorola, Inc., and, prior to that, was Global Strategic Planning Director of the multi-billion-dollar revenue Invista division at the DuPont Company. Ms. Lemke’s experience includes managing cyclical, global businesses, negotiating and implementing mergers, acquisitions and joint ventures and building an infrastructure to execute a restructured refinancing. She began her career as a tax consultant at Deloitte & Touche and is a Certified Public Accountant (CPA). Ms. Lemke earned her bachelor’s degree in finance and accounting from Drexel University and her master’s degree in management from Northwestern University.

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

Scott Murray

Scott Murray has extensive experience as an operation executive and is skilled in business management, product and process development, and strategic leadership of growth of businesses. These experiences ranged from small, privately owned companies to Fortune 500 Companies. Mr. Murray has been the Vice President of Operations of the Company since October 2007. Prior to his tenure with the Company, Mr. Murray was with Motor Wheel Corporation for 17 years having held positions in engineering, marketing, and plant management. He served in the positions of Chief Engineer and Director of Manufacturing prior to the leaving to form a new company. Mr. Murray founded and was CEO of Uretech International Inc. from 1995 through 2004. He directed all process, product, marketing, and commercial activities for that company. As a manufacturer of specialty chemicals and urethane products, Uretech International supplied products to many markets including the automotive, medical, and office furniture industries as well as a variety of industrial applications. Most recently, as Director of Development for McKechnie Automotive, Mr. Murray was responsible for the technical and market introduction of a new product line and the startup of a manufacturing operation for that product line in Kentucky. Mr. Murray is a graduate of Michigan Tech University, where he earned a degree in Metallurgical Engineering. As a member of the Society of Automotive Engineers and the American Iron and Steel Institute served on numerous task forces and technical committees for professional organizations in the automotive industry. He is a past Committee Chairman for the American Society of Non-Destructive Testing. Mr. Murray is a registered Professional Engineer and holds a Six Sigma Black Belt certification.

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

Corporate Governance

Audit Committee

Our Board has established an Audit Committee, which is composed of Arnold A. Allemang, and Molly P. Zhang and chaired by Steven C. Jones. Pursuant to our Audit Committee charter, the Audit Committee was established for the primary purpose of assisting the Board in its oversight of the Company’s tax, legal regulatory and ethical compliance. The Audit Committee assists the Board in certain areas, including, but not limited to:

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

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services, provided by Frazier & Deeter in 2017 and 2018 and by RSM for the year ended December 31, 2018 (See Item 9). Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee.

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

Nominating and Corporate Governance Committee

Our Board has established and adopted a charter for a Nominating and Corporate Governance Committee (“NGC”). The Committee is composed of Arnold A. Allemang, Steven C. Jones, Molly P. Zhang and Robert Blinstrub. As provided in its charter, the Nomination and Corporate Governance Committee was established for the primary purposes of considering and reporting to the Board on matters relating to the identification, selection, and qualification of Board members and candidates nominated to the Board as well as assisting the Board with respect to corporate governance matters. The NGC is responsible for providing support to the Board in certain areas, including:

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

Compensation Committee

Our Board has established a Compensation Committee, which is composed of Steven C. Jones and Robert Blinstrub and chaired by Arnold A. Allemang. The Compensation Committee was established for the primary purpose of assisting the Board with the review and determination of executive compensation and the oversight, review, and approval of significant employee benefits programs, policies, and plans. The Board has adopted a Compensation Committee charter.

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

Meetings of the Board and Committees

The Board met 7 times in 2018. The Board of Directors also acted at times by unanimous written consent, as authorized by our Bylaws and the Michigan Business Corporation Act. The Audit Committee met 6 times in 2018. The Compensation Committee met 2 times in 2018. The Nominating and Governance Committee met 3 times in 2018.

Director Independence

Our Board of Directors has determined that we currently have five independent directors on our Board of Directors: Arnold A. Allemang, Molly P. Zhang, Steven C. Jones, Dave Pendell and Robert Blinstrub. Philip L. Rose is not considered independent. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of the NASDAQ Stock Market to make this determination.

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

Robert Blinstrub, Director. Mr. Blinstrub experience founding, running and selling a successful global supply company of innovative engineered products for light vehicles will enable him to assist the Board and management as they endeavor to expand the Company globally and on matters of supplier relations in the key field of automotives.

Code of Ethics

We have a Code of Ethics applicable to our principal executive, financial and accounting officers, a copy of which is referenced as Exhibit 14 to this report.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended December 31, 2018 and 2017 by our named executive officers:

Name and Position	Year	Salary	Bonus	Option Expense(1)	Other	Total
Philip L. Rose, Chief Executive	2018	$275,000	$30,000	132,760	—	$437,760
Officer, Secretary, Treasurer	2017	$275,000	$17,000	470,771	12,881	$775,652
Jacqueline M. Lemke Chief Financial Officer	2018	$18,077	—	—	—	18,077
Bamidele Ali, Chief Commercial Officer	2018	$215,000	20,000	52,329	—	$287,329
	2017	$153,808	—	—	22,939	$176,747
Scott Murray, Vice President of	2018	$151,861	$15,000	—	880	$167,741
Operations	2017	$148,077	$15,000	85,242	1,309	$249,628
Liya Wang, Vice President of	2018	$200,000	$10,000	—	—	$210,000
Research & Development	2017	$200,000	$—	64,919	—	$264,919

(1)	Option expense is calculated using the fair value of options that vested during the period. See Note 12 to our financial statements included in this report.

Outstanding Equity Awards

The Board of Directors of the Company occasionally awards stock options and restricted common stock under the Company’s 2017 Plan. Additionally, stock warrants have been issued to certain officers and directors of the Company in conjunction with financing agreements. The following table sets forth information regarding outstanding stock option and stock warrant awards as of December 31, 2018:

Name and Position(s)	Number of Securities Underlying Unexercised Options and Warrants that are currently Exercisable	Number of Securities Underlying Unexercised Options and Warrants that are currently Unexercisable	Exercise Price	Expiration Date
Philip L. Rose, Chief Executive Officer, Secretary, Treasurer	211,244	118,756	$8.00	7/24/2024
Jacqueline M. Lemke, Chief Financial Officer	-	120,000	$8.00	12/31/2025
Bamidele Ali, Chief Commercial Officer	20,000	60,000	$8.00	7/24/2024
Scott Murray, Vice President of Operations	40,000	-	$8.00	7/24/2024
Liya Wang, Vice President of Research & Development	37,500	-	$8.00	7/24/2024

Director Compensation

Each of our non-employee Directors who was not appointed as a representative of a corporate investor in XG Sciences is entitled to receive compensation in accordance with director compensation plans as amended by the full Board of Directors from time to time. The following table sets forth information concerning the compensation of eligible Directors for the years ended December 31, 2018 and 2017:

Name	Period	Cash Compensation	Restricted Stock	(1)	Option Expense(1)	Total
Arnold Allemang	2018	$11,000	$20,000		9,689	$40,689
	2017	$25,000	$10,000		26,478	$61,478
Steven Jones	2018	$47,000	$20,000		8,869	$75,869
	2017	$25,000	$10,000		25,872	$60,872
David Pendell	2018	$12,000	$20,000		11,937	$43,937
	2017	$17,500	$10,000		4,494	$31,994
Molly P. Zhang	2018	$12,000	$20,000		2,097	$34,097

(1)

We granted stock options and restricted stock to each of our Board members as part of their compensation package. On September 30, 2018 and August 10, 2017, each of the 4 independent Board members received 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and vest ratably over a four-year period beginning on the one-year anniversary. The stock options had an aggregate grant date fair value of $29,580 and $26,120 on September 30, 2018 and August 10, 2017, respectively. Option expense is calculated using the fair value of options that vested during the period. See Note 12 to the December 31, 2018 financial statements included in this report. The restricted stock issued to the Board members has an aggregate fair value of $160,000 and vest ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of December 31, 2018, and 2017, 10,000 and 5,000 of the 20,000 shares of restricted stock issued had vested, resulting in compensation expense of $80,000 and $40,000 in for the years ended December 31, 2018 and 2017 respectively.

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

The fair value of the options granted was estimated on the date of grant using the Black Scholes option-pricing model. As of December 31, 2018, and 2017, respectively, 797,875 and 677,125 options were outstanding. Vesting of the option shares with the employees range from immediately to 25% per year. Rights to exercise the options vest immediately upon a change in control of the Company or termination of the employee’s continuous service due to death or disability. The options expire at various dates through 2024.

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

As of March 25, 2019 (the “Ownership Date”), the following table sets forth certain information with respect to the beneficial ownership of our common stock, Series A Preferred Stock and Series B Preferred Stock by (i) by each of our directors and executive officers, (ii) by all of our director and executive officers as a group, and (iii) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Exchange Act.

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock Beneficially Owned(3)	Percentage of Shares of Common Stock Beneficially Owned(4)	Shares of Common Stock Underlying Shares of Series A Preferred Stock Beneficially Owned(5)	Percentage of Shares of Common Stock Underlying Shares of Series A Preferred Stock Beneficially Owned(6)	Total Percentage of Outstanding Shares of Fully Converted Voting Common Stock Beneficially Owned(7)
Directors, Executive Officers, and Significant Employees
Philip L. Rose(8)	226,400	5.6%	—	—	3.0%
Arnold A. Allemang(9)	453,719	11.8%	—	—	6.1%
Steven C. Jones(10)	268,042	7.0%	—	—	3.6%
David G. Pendell(11)	44,579	1.2%	5,919	*	*
Molly P. Zhang(12)	5,625	*	—	—	*
Jacqueline M. Lemke(13)	—	—	—	—	—
Bamidele Ali(14)	20,000	*	—	—	*
Scott Murray(15)	40,100	1.0%	—	—	*
Robert Blinstrub(16)	—	—	—	—	—
Liya Wang(17)	37,500	1.0%	—	—	*
Directors & Executive Officers as a Group (9 persons)	1,095,965	26.0%	5,919	*	14.1%

Certain Other Beneficial Owners – Over 5% Ownership
Aspen Advanced Opportunity Fund, LP(18)	3,638,885	48.9%	3,638,885	71.3%	40.8%
POSCO(19)	481,250	11.8%	281,250	7.7%	6.5%
ASC-XGS, LLC(20)	311,293	7.6%	311,293	8.8%	4.2%
XGS II, LLC(21)	360,946	8.7%	360,946	9.8%	4.8%
SVIC No. 15 New Technology Business Investment LLP (Samsung)(22)	590,079	13.4%	590,079	16.6%	8.0%
Michael R. Knox(23)	268,090	6.8%	135,423	3.8%	3.6%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of stock issuable upon the exercise of options, warrants and other convertible securities which are currently exercisable and convertible or which become exercisable or convertible within sixty (60) days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option, warrant or other convertible security. Subject to community property laws where applicable, and unless otherwise specified, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares owned by such person.

(2)	Unless otherwise specified, the address of the beneficial owner shall be the business address of the Company, c/o XG Sciences, Inc., 3101 Grand Oak Drive, Lansing, MI 48911.

(3)	Number of shares of common stock includes, as of the Ownership Date: (i) shares of common stock registered in the name of the respective stockholder; (ii) shares of common stock which are issuable upon the conversion of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; (iii) shares of common stock underlying common stock options and/or common stock warrants of the respective stockholder and which are exercisable within sixty (60) days of the Ownership Date; and (iv) shares of common stock which are issuable upon the exercise of warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate.

(4)	Applicable percentage of ownership of common stock for each respective stockholder is based on 3,811,518 shares of common stock issued and outstanding as of the Ownership Date, together with: (i) shares of common stock which are issuable upon the conversion of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; (ii) shares of common stock underlying stock options and/or common stock warrants registered in the name of the respective stockholder and which are exercisable within sixty (60) days of the Ownership Date; and (iii) shares of common stock underlying warrants to purchase Series A Preferred Stock registered in the name of the respective stockholder which are exercisable and convertible into common stock, at the current Series A Conversion Rate, within sixty (60) days of the Ownership Date.

(5)	Number of shares of Series A Preferred Stock includes, as of the Ownership Date: (i) shares of common stock which are issuable upon the conversion of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; and (ii) shares of common stock which are issuable upon the exercise of warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate.

(6)	Applicable percentage of ownership of Series A Preferred Stock, as of the Ownership Date, is based on 3,544,414 shares of common stock which are issuable upon conversion of all 1,890,354 shares of Series A Preferred Stock that are immediately convertible, together with shares of common stock underlying warrants to purchase Series A Preferred Stock registered in the name of the respective stockholder which are exercisable and convertible into common stock, at the current Series A Conversion Rate, within sixty (60) days of the Ownership Date.

(7)	Applicable percentage of ownership of fully converted voting common stock, as of the Ownership Date, is based on: (i) 3,811,518 shares of common stock issued and outstanding, (ii) 3,544,414 shares of common stock which are issuable upon the conversion of 1,890,354 shares of Series A Preferred Stock that are immediately convertible, (iii) shares of common stock underlying options and/or common stock warrants of the respective stockholder which are exercisable within sixty (60) days of the Ownership Date, and (iv) shares of common stock which are issuable upon the exercise of warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate.

(8)	Philip Rose figures include: (i) 12,500 shares of common stock; (ii) 171,658 shares of common stock underlying currently exercisable options; and (iii) 2,656 shares of common stock underlying currently exercisable warrants.

(9)	Arnold Allemang figures include: (i) 414,375 shares of common stock; (ii) 24,656 shares of common stock underlying currently exercisable warrants; and (iv) 11,500 shares of common stock underlying currently exercisable options. The shares of common stock and warrants are held in the name of the Arnold Avery Allemang Revocable Trust.

(10)	Steven Jones figures include: (i) 5,000 shares of common stock; (ii) 11,000 shares of common stock underlying currently exercisable options; (iii) 82,500 shares of common stock and 9,969 shares of common stock underlying currently exercisable warrants, held in the name Jones Network, LP, of which Mr. Jones is the General Partner; (iv) 6,250 shares of common stock and 2,656 shares of common stock underlying currently exercisable warrants, held in the name Jones Extended Family Trust, of which Mr. Jones is trustee; (v) 13,000 shares of common stock and 3,750 shares of common stock underlying currently exercisable warrants, held in the name of MadSavAsh Investments, LLC, of which Mr. Jones is managing member; (vi) 45,000 shares of common stock and 8,281 shares of common stock underlying currently exercisable warrants, held in the name Steven & Carisa Jones 401K Plan and Trust, of which Mr. Jones is trustee; (vii) 2,793 shares of common stock held jointly with his 3 children: 931 shares held in the name of Savannah W. Jones & Steven C. Jones JTWROS, 931 shares held in the name of Ashleigh C. Jones and Steven C. Jones JTWROS, and Madison A. Jones & Steven C. Jones JTWROS; and (viii) 75,000 shares of common stock held in the name of Steven & Carisa Jones JTWROS. Mr. Jones is an affiliate of Aspen Advanced Opportunity Fund, LP (“AAOF”), which owns 1,107,406 shares of Series A Preferred Stock which are currently convertible into 2,076,386 shares of common stock and currently exercisable warrants to purchase 833,333 shares of Series A Preferred Stock which are currently convertible into 1,562,499 shares of common Stock. Mr. Jones disclaims beneficial ownership of the shares and warrants owned by AAOF.
(11)	David Pendell figures include: (i) 5,000 shares of common stock; (ii) 3,000 shares of common stock underlying currently exercisable options; (iii) 2,875 shares of common stock underlying currently exercisable warrants; (iv) 5,919 shares of common stock issuable upon the conversion of 3,157 shares of Series A Preferred Stock held jointly with his wife Vicky Pendell; (v) 6,250 shares of common stock and 2,656 shares of common stock underlying currently exercisable warrants, held in the name David Pendell Revocable Trust; (vi) 12,504 shares of common stock held in the name of the Shirley G. Pendell Irrevocable Trust, of which Mr. Pendell is a trustee; and (vii) 2,000 shares of common stock held in the name of Pendell Irrevocable Trust U/A dated 12/9/98, of which Mrs. Vicky Pendell is a trustee. Mr. Pendell is an affiliate of AAOF, which owns 1,074,868 shares of Series A Preferred Stock which are currently convertible into 2,015,377 shares of common stock and currently exercisable warrants to purchase 833,333 shares of Series A Preferred Stock which are currently convertible into 1,562,499 shares of common Stock. Mr. Pendell is also an affiliate of XGS II, LLC, which owns 109,172 shares of Series A Preferred Stock which are currently convertible into 204,697 shares of common stock and currently exercisable warrants to purchase 83,333 shares of Series A Preferred Stock which are currently convertible into 156,249 shares of common Stock. Mr. Pendell is also an affiliate of ASC XGS, LLC, which owns 166,023 shares of Series A Preferred Stock which are currently convertible into 311,293 shares of common stock. Mr. Pendell disclaims beneficial ownership of any shares and warrants owned by AAOF, XGS II or ASC XGS.

(12)	Molly P. Zhang figures include: (i) 5,625 shares of common stock.

(13)	Jacqueline M. Lemke does not currently own any common or other stock.
(14)	Bamidele Ali figures include: (i) 2,500 shares of common stock

(15)	Scott Murray figures include (i) 100 shares of common stock; and (ii) 40,000 shares of common stock underlying currently exercisable options.
(16)	Robert Blinstrub does not currently own any common or other stock.

(17)	Liya Wang figures include 37,500 shares of common stock underlying currently exercisable options.

(18)	Aspen Advanced Opportunity Fund, LP figures include: (i) 2,076,386 shares of common stock underlying 1,107,406 shares of immediately convertible Series A Preferred Stock, and (ii) 1,562,499 shares of common stock issuable upon the exercise and conversion of currently exercisable warrants to purchase 833,333 shares of Series A Preferred Stock.

(19)	POSCO figures include: (i) 200,000 shares of common stock, (ii) 187,500 shares of common stock underlying 100,000 shares of immediately convertible Series A Preferred Stock, and (iii) 93,750 shares of common stock issuable upon the exercise and conversion of currently exercisable warrants to purchase 50,000 shares of Series A Preferred Stock.

(20)	ASC XGS, LLC figures include 311,293 shares of common stock underlying 166,023 shares of immediately convertible Series A Preferred Stock.

(21)	XGS II, LLC figures include: (i) 204,697 shares of common stock underlying 109,172 shares of immediately convertible Series A Preferred Stock, and (ii) 156,249 shares of common stock issuable upon the exercise and conversion of currently exercisable warrants to purchase 83,333 shares of Series A Preferred Stock.

(22)	SVIC No. 15 New Technology Business Investment LLP, an investment vehicle owned by Samsung Group, figures include 590,079 shares of common stock underlying 314,709 shares of immediately convertible Series A Preferred Stock.

(23)

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

Related Party Transactions

During 2018, Mr. Allemang, Jones and Pendell and certain of their affiliates invested the following amounts into our Offering and purchased the number of shares indicated below.

.

	Purchase Dates	Amount Invested	Shares Purchased
Arnold Allemang and affiliates	April 19 and June 27, 2018	$1,500,000	187,500
Steven C. Jones and affiliates	June 27 – August 29, 2018	$969,944	121,243
David G. Pendell and affiliates	September 30, 2018	$20,000	2,500
Total		$2,489,944	311,243

During 2017, Mr. Allemang, Jones and Pendell and certain of their affiliates invested the following amounts into our Offering and purchased the number of shares indicated below.

.

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

Per the amendment on May 30,2018, the Shareholder Agreement will continue in effect, unless the Shareholder Agreement is earlier terminated in accordance with its terms until the date on which the Company’s common stock is listed on the NASDAQ Stock Market of the New York Stock Exchange. As a result, the Shareholder Agreement will continue to remain in effect and certain of our larger shareholders will be entitled to continue to exercise their rights under such Shareholder Agreement, but purchasers of shares of common stock under the registration statement filed in connection with our current offering are not required to adopt the Shareholder Agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2018 by our current auditors, RSM US LLP and for the fiscal years ended December 31, 2018 and December 31, 2017 by our former accountants, Frazier & Deeter, LLC (in thousands):

	2018	2017
Audit fees - RSM (1)	$86,700	$—
Audit fees – Frazier Deeter (1)	39,500	104,368
Non-Audit fees:	—	—
Audit related fees (2)	—	—
Tax fees	—	—
All other fees	—	—
Total fees billed	$126,200	$104,368

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Company's annual consolidated financial statements and reviews of its interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.
(2)	Audit-related fees principally include assurance and related services by the independent auditors that are reasonably related to registration statement filings that are not captured under "Audit Fees."

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION
3.1	First Amendment to the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, dated November 20, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.2	Third Restated Bylaws dated September 29, 2017	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 5, 2017

3.3	Certificate of Designations of Series B Convertible Preferred Stock, effective September 9, 2015	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.4	First Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock, effective August 18, 2016	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on January 10, 2017

4.1	Warrant to Purchase 5,000 Shares of Common Stock, dated October 8, 2012, issued by XG Sciences, Inc. to Michael R. Knox, together with Notice and Certificate of Adjustment to Warrant, dated August 21, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.2	Warrant to Purchase 833,333 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to Aspen Advanced Opportunity Fund, LP	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.3	Warrant to Purchase 83,333 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to XGS II, LLC	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.4	Warrant to Purchase 100,000 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to SVIC No. 15 New Technology Business Investment L.L.P.	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.5	Form of Warrant to purchase Shares of Common Stock to the Dow Chemical Company	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 9, 2016

10.1	Form of Subscription Agreement for Primary Offering	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on April 13, 2017

10.2	First Amendment to Shareholder Agreement, dated February 26, 2016	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on March 1, 2016

10.3	Draw Loan Note and Agreement, dated as of December 7, 2016, by and between the Company and Dow	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 9, 2016

10.4	XG Sciences, Inc. 2017 Equity Incentive Plan	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 25, 2017

10.5	Lease Agreement, dated October 16, 2017	Incorporated by reference to the Company’s Form 10-K filed with the SEC on April 2, 2018

10.6	Employment Agreement for Jacqueline Lemke	Filed herewith

14	Code of Ethics	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

21	Subsidiary	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on March 1, 2016

31.1	Certifications of the Chief Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2 32.1 32.2

Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*

Certification of the Chief Financial Officer to Section 302 of the Sarbanes -Oxley Act of 2002

Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002*

Filed herewith Filed herewith Filed herewith

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

XG SCIENCES, INC.

Dated: April 1, 2019	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer, President, Treasurer, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip L. Rose	Chief Executive Officer, President, Treasurer, Principal Executive Officer and Director	April 1, 2019
Philip L. Rose

/s/ Jacqueline M. Lemke	Chief Financial Officer	April 1, 2019
Jacqueline M. Lemke

/s/ Arnold A. Allemang	Chairman of the Board	April 1, 2019
Arnold A. Allemang

/s/ Steven C. Jones	Director	April 1, 2019
Steven C. Jones

/s/ Molly P. Zhang	Director	April 1, 2019
Molly P. Zhang

/s/ Dave Pendell	Director	April 1, 2019
Dave Pendell

/s/ Robert Blinstrub	Director	April 1, 2019
Robert Blinstrub

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