Form 10-K/A
period 2018-12-31
XG SCIENCES INC
filed 2019-04-03
CIK 1435375

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

The number of shares outstanding of the registrant’s common stock, no par value per share, as of April 3, 2019 was 3,811,518.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends XG Sciences, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission on April 1, 2019 (the “Original Filing”) for the purpose of correcting a scrivener’s error with respect to certain figures in our financial statements and in our exhibit table. Amendment No. 1 speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as described above. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1.

PART I

Note Regarding Forward-Looking Statements:

The information in this Annual Report on Form 10-K/A contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to XG Sciences, Inc., a Michigan corporation and its subsidiary, XG Sciences IP, LLC, a Michigan corporation (collectively referred to as “we”, “us”, “our”, “XG Sciences”, “XGS”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements.

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

The well-publicized isolation of characterization of graphene in 2004 at the University of Manchester, has spawned a new class of 2D materials based on layers of carbon atoms arranged in a hexagonal array and each carbon having lone pair electrons. The unique characterization and related performance of this new class of materials is derived from their two-dimensional nature and their composition of sp2 carbon atoms arranged in a hexagonal array. The ability of any new material to be exploited in industrial applications will depend on its fit-for-performance. In the case of graphene nanoplatelets, the fit-for-performance is very much related to their aspect ratio (among other factors) such that the diameter is greater than the thickness and is what differentiates the material from bulk graphite of high crystallinity and purity. It may be worth positing that nanoplatelets consisting of largely basel planes of carbon atoms packed in a hexagonal array, i.e., graphene, may be correctly termed as graphene nanoplatelets so long as their aspect ratio may be classified as two-dimension and are thus in the form of platelets. Such a definition implies that the thickness is nanoscale – which one may conclude a GNP would meet having a thickness in the range from generally 0.6 nanometers and up to many 10’s of nanometers. XG Sciences has chosen to utilize the definitions as set out by the Carbon Journal editorial team (Carbon, volume 65, pp.1-6) and Fullerex (Bulk Graphene Pricing Report, 2018) which provides classification for the various material types which provide more specific descriptions of commercially available graphene.

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

The following graphic depicts xGnP® graphene nanoplatelets as a function of both layer thickness and aspect ratio (thickness by diameter), two key parameters which will influence their performance in a range of industrial applications. The graphic demonstrates that XG Sciences’ graphene nanoplatelet portfolio encompasses the definition for graphene and graphene nanoplatelets set forth by ISO and the Carbon Journal editorial team.

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

XGS Market/Application Focus Areas

Addressable Markets

The markets for our materials are large and growing. As one example, the 2019 North American packaging market for plastic bottles and containers is estimated to be more than $34 billion (Mordor Intelligence). Further, Mordor estimates the 2019 global market for PET water bottles at 543.8 billion units. XG Sciences is engaged in the commercial supply of xGnP® graphene nanoplatelets for use in water bottles manufactured initially in North America and we are expanding our market activities into other geographies. If each water bottle produced in 2019 were to incorporate just 1 milligram of xGnP® graphene nanoplates, the total revenue available to XG Sciences may range from $200 to $300 million, depending on product form.

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

Pursuant to the Certificate of Designation for our Series A Preferred Stock (“Series A Stock”), as amended, all then-outstanding shares of Series A Stock will automatically convert into shares of common stock upon the listing of the Company’s common stock on a Qualified National Exchange (a securities exchange registered with the SEC under Section 6(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), such as the NASDAQ Capital Market or the New York Stock Exchange, or (ii) the quotation of our common stock on the OTCQB or OTCQX marketplaces operated by OTC Markets Group, Inc. (“OTC Markets”), and the act of achieving such listing or quotation is referred to hereafter as a “Public Listing” in this report). As a result, there will only be one class of equity securities outstanding — common stock — after we achieve a Public Listing, because there are no other series of preferred stock issued and outstanding. Prior to any such listing, the Series A Stock may be voluntarily converted into shares of common stock at the then-current conversion rate (current rate for is 1.875 shares of common for 1 share of Series A Stock). While there are no definitive plans to do a Public Listing as of the date of this report, the Company intends to achieve a Public Listing in the next 24 months.

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

As of December 31, 2018, the Company had also granted options to purchase up to 797,875 shares of common stock and had issued warrants to purchase up to (i) 393,017 shares of common stock, (including the warrants for 125,000 shares issued under the Dow Facility) and (ii) 972,720 shares of Series A Preferred Stock which, if exercised, would be convertible into 1,823,850 shares of common stock at the then-current Series A Conversion Rate (currently 1.875 shares of common for 1 share of Series A). Therefore, we have committed to issue up to an additional 6,559,156 shares of common stock, which includes the issuance of (a) 3,544,414 shares upon conversion of all 1,890,354 shares Series A Preferred Stock currently outstanding at the Series A Conversion Rate, (b) 1,823,850 shares upon the conversion of 972,720 shares of Series A Preferred Stock (at the current Series A Conversion Rate) which are issuable upon exercise of 972,720 Series A warrants, (c) 797,875 shares upon the exercise of options and (d) the issuance of 393,017 shares upon the exercise of warrants. If we issued all 6,559,156 shares, we would have, including the 3,760,268 shares currently outstanding, 10,319,424 shares issued and outstanding, with 14,680,576 authorized shares available for future issuance, and if we assume the sale of all remaining 636,250 shares available as of December 31, 2018 being offered pursuant to our Registration Statement, we would have 14,044,337 authorized shares available for future issuance. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our existing shareholders. Other than in our IPO, we may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

We are an “emerging growth company,” as defined in the JOBS Act, and may remain an emerging growth company up to the last day of the fiscal year following the fifth anniversary of the date of the completion of our Offering. For so long as we remain an emerging growth company, we are permitted and plan to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX Section 404, not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In this Annual Report on Form 10-K/A, we have provided only two years of audited financial statements and have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

We are not registered on any market or public stock exchange. There is presently no demand for our common stock and no public market exists for our shares. In the future, we intend to seek a listing or a quotation on a Qualified National Exchange or the OTC Markets. However, we cannot make any assurance that our common stock will ever be quoted or traded on a Qualified National Exchange or the OTC Markets or that any public market for our stock will develop. In order to achieve a Public Listing, we will have to meet certain initial listing qualifications of the Qualified National Exchange or the OTC Markets on which we are seeking the Public Listing. In addition, we will need to have market makers agree to make a market in our common stock and file a FINRA Form 15c211 with the SEC on our behalf before we can achieve a Public Listing. As of the date of this Annual Report on Form 10-K/A, there are no assurances or understandings between the Company and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. If we are successful in achieving a Public Listing for our common stock, we will also need to remain current in our quarterly and annual filings with the SEC to achieve and maintain such Public Listing. Market makers are not permitted to begin quotation of a security whose issuer does not meet these filing requirements. Furthermore, if we are not able to pay the expenses associated with our ongoing reporting obligations, we will not be able to achieve or maintain a Public Listing. If no public market is ever developed for our common stock, it will be difficult for investors to sell any of our shares. In such a case, investors may find that they are unable to achieve any benefit from their investment or liquidate their shares without considerable delay, if at all. In addition, if we fail to have our common stock quoted on a public trading market, any common stock purchased by investors will not have a quantifiable value and it may be difficult, if not impossible, to ever resell their shares, resulting in an inability to realize any value from their investment.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease three separate facilities. Administrative offices and a manufacturing operation are in a 25,000 square foot building with an operating lease that expires in December 2022.   Research and development laboratories are in a 14,300 square foot space with an operating lease that extends to December 2022. In October 2017, we signed a lease for a 64,000 square foot manufacturing facility which is the site for expansion of our mechanical exfoliation capacity. This facility replaced the 6,600 square foot facility in the early part of 2018. The term of the operating lease for the new facility is 5 years expiring December 2022. All of the physical assets of the Company are contained within these facilities. XG Sciences has achieved and maintains an ISO9001:2015 quality certification for all of its locations.

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

As of December 31, 2018, the Company had granted options to purchase up to 797,875 shares of common stock and had issued warrants to purchase up to (i) 393,017 shares of common stock (including the warrants for 125,000 shares issued under the Dow Facility) and (ii) 972,720 shares of Series A Preferred Stock which, if exercised, would be convertible into 1,823,850 shares of common stock at the then-current Series A Conversion Rate (currently of 1.875 shares of common for 1 share of Series A). Therefore, we have committed to issue up to an additional 6,559,156 shares of common stock, which includes the issuance of (a) 3,544,414 shares upon conversion of all 1,890,354 shares Series A Preferred Stock currently outstanding at the Series A Conversion Rate, (b) 1,823,850 shares upon the conversion of 972,720 shares of Series A Preferred Stock (at the current Series A Conversion Rate) which are issuable upon exercise of 972,720 Series A warrants, (c) 797,875 shares upon the exercise of options and (d) the issuance of 393,017 shares upon the exercise of warrants. If we issued all 6,559,156 shares, we would have, including the 3,760,268 shares currently outstanding, 10,319,424 shares issued and outstanding, with 14,680,576 authorized shares available for future issuance, and if we assume the sale of all remaining 636,250 shares available as of December 31, 2018 being offered pursuant to our Registration Statement, we would have 14,044,326 authorized shares available for future issuance. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Except with respect to the IPO (which is priced at $8.00 per share), we may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any future trading market for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

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

	Year Ended December 31		Change 2018 – 2017
	2018	2017	# of Orders	%
Number of orders – domestic	122	114	8	7
Number of orders – international	168	146	22	15
Number of orders – total	290	260	30	12
Average order size – $	$14,303	$6,174	$8,129	132

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

XG Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of XG Sciences, Inc. (the "Company") as of December 31, 2017, the related consolidated statement of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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
ASSET
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

See notes to consolidated financial statements

XG SCIENCES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
REVENUE
Product sales	$4,125,567	$1,605,178
Grants	176,253	124,955
Licensing revenue	—	75,000
Total revenues	4,301,820	1,805,133

COST OF GOODS SOLD
Direct costs	2,344,937	911,115
Unallocated manufacturing expenses	3,161,384	1,741,661
Total cost of goods sold	5,506,321	2,652,776

GROSS LOSS	(1,204,501)	(847,643)

OPERATING EXPENSES
Research and development	1,414,259	923,419
Sales, general and administrative	4,972,595	4,434,322
Total operating expenses	6,386,854	5,357,741

OPERATING LOSS	(7,591,355)	(6,205,384)

OTHER EXPENSE
Interest expense, net	(328,261)	(254,091)
Gain (loss) from change in fair value of derivative liability – warrants	—	(46,612)
Government incentives, net	—	(72,606)

Total other expense	(328,261)	(373,309)

NET LOSS	$(7,919,616)	$(6,578,693)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and diluted	2,964,805	2,077,870
NET LOSS PER SHARE – Basic and diluted	$(2.67)	$(3.17)

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

See notes to consolidated financial statements

XG SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,919,616)	$(6,578,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,696,334	887,089
Amortization of intangible assets	56,776	47,038
Loss on disposal of equipment and intangible assets	45,130	—
Provision for bad debts	45,000	30,000
Stock-based compensation expense	349,965	856,084
Non-cash interest expense	331,526	255,221
Loss (gain) from change in fair value of derivative liability – warrants	—	46,612
Non-cash equipment rent expense	106,163	—
(Increase) Decrease in:
Accounts receivable	(435,431)	(399,545)
Inventories	(488,353)	34,109
Incentive refund receivable	—	165,635
Other current assets	(98,672)	138,557
Increase (Decrease) in:
Accounts payable	541,542	(170,150)
Accrued compensation	113,282	74,173
Other current liabilities	19,582	(10,703)
Deferred revenue	(6,466)	870
NET CASH USED IN OPERATING ACTIVITIES	(5,643,238)	(4,623,703)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,209,632)	(602,239)
Purchases of intangible assets	(175,482)	(140,957)
NET CASH USED IN INVESTING ACTIVITIES	(3,385,114)	(743,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on line of credit	(178,490)	—
Repayments of capital lease obligations	(13,238)	(526)
Proceeds from long-term debt	—	3,000,000
Proceeds from issuance of common stock	11,175,344	3,665,400
Common stock issuance fees and expenses	(102,880)	(237,227)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,880,736	6,427,647

NET INCREASE IN CASH, CASH ON HAND AND CASH EQUIVALENTS	1,852,384	1,060,748
CASH, CASH ON HAND AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,041,590	1,980,842

CASH, CASH ON HAND AND CASH EQUIVALENTS AT END OF PERIOD	$4,893,974	$3,041,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$1,241	$—
Value of preferred stock issued for AAOF capital lease obligations	390,434	342,686
Property and equipment additions under capital leases	—	18,975
Reclassification of derivative liability warrants to equity	—	296,419
Warrants issued with Dow financing	—	229,225

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”)

The consolidated financial statements include the accounts of XG Sciences, Inc. and our wholly owned subsidiary, XGS IP, LLC. We operate as one reportable segment. All intercompany accounts, transactions and profits have been eliminated in consolidation.

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

Cost of Products Sold

We use a standard cost system to estimate the direct costs of products sold. Variances between the standard costs and the actual costs are then properly capitalized to the inventories and expensed to the cost of goods sold. Direct costs include estimates of raw material costs, packaging, freight charges net of those billed to customers, and an allocation for direct labor and manufacturing overhead. Because of the nature of our production processes, there is a substantial fixed manufacturing expense requirement that represents the ongoing cost of maintaining production facilities that are not directly related to products sold, so we use a “full capacity” allocation of overhead based on an estimate of what product costs would be if the manufacturing facilities were operating on a full-time basis and producing products at the designed capacity.

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

The following amounts were included in inventory at the end of the period:

	Year Ended December 31
	2018	2017
Raw materials	$48,371	$39,841
Consumables	188,764	—
Finished goods	423,082	132,023
Total	$660,217	$171,864

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment as of December 31 consist of the following:

	Depreciable life (years)	2018	2017
Plant and equipment not yet placed in service		$1,194,417	$183,964
Leasehold improvements	5-10	702,362	399,060
Lab equipment	3-7	1,107,603	884,548
Production and other equipment	3-7	7,487,707	6,264,376
Software	3	14,177	39,144
Total Cost		10,506,266	7,771,092
Less accumulated depreciation and amortization		(6,282,616)	(5,169,521)
Net property, plant and equipment		$4,223,650	$2,601,571

Depreciation expense on property and equipment, including leased assets, for the years ended December 31, 2018 and 2017, was $1,696,334 and $887,089, respectively. These amounts are included as part of our statement of operations in Cost of Goods Sold, Research and Development, and General and Administrative Expenses. For the year ended December 31, 2018, $1,607,313 was recorded in Cost of Goods Sold, $85,289 in Research and Development, and $3,732 in General and Administrative Expenses. For the year ended December 31, 2017, $770,290 was recorded in Cost of Goods Sold, $99,487 in Research and Development, $17,312 in General and Administrative Expenses.

Plant, Property and Equipment under Capital Leases

	2018	2017
Lab equipment	—	$—
Production and other equipment	—	448,293

	—	448,293
Less accumulated depreciation	—	(175,173)

Net property, plant and equipment under capital leases	—	$273,120

As of December 31, 2018, there were no capital leases for property or equipment.

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

Costs incurred in respect of stock-based compensation for employees and directors, for the years ended December 31, 2018 and 2017 were $349,965 and $856,084, respectively. Unrecognized compensation cost as of December 31, 2018 and 2017 was $362,462 and $935,363, respectively . Unrecognized compensation expense includes options which have not yet vested. Unrecognized compensation expense is $362,462 and is expected to be recognized over the next four years.

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

Future minimum lease payments under capital lease obligations are as follows:

For the year ending December 31:
2019	4,266
2020	4,266
2021	4,266
2022	4,265
Total future minimum lease payments	17,063
Less amount representing interest	(1,536)
Present value of future minimum lease payments	15,527
Less current maturities	(3,613)
Obligations under capital leases – long term	$11,914

Property and equipment acquired under capital lease agreements is pledged as collateral to secure the performance of the future minimum lease payments above.

NOTE 14 — INCOME TAXES

Deferred tax assets (liabilities) consist of the following at December 31:

	2018	2017
Deferred tax assets:
Net operating loss carry forwards	$11,330,000	$9,230,000
Miscellaneous temporary differences	55,000	5,000
Property and equipment	50,000	—
Research and development credits	635,000	600,000
Deferred tax liabilities:
Property and equipment		(120,000)
Miscellaneous temporary differences	(5,000)	—

Net deferred tax asset	$12,065,000	$9,715,000
Valuation allowance	$(12,065,000)	$(9,715,000)
Net deferred tax asset	$—	$—

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

	Purchase Dates (2018)	Amount Invested	Shares Purchased
Arnold Allemang and affiliates	April 19 and June 27, 2018	$1,500,000	187,500
Steven C. Jones and affiliates	June 27 – August 29, 2018	$1,065,944	133,243
David G. Pendell and affiliates	September 30, 2018	$20,000	2,500
Total		$2,585,944	323,243

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

Evaluation of Disclosure Controls and Procedures

At the conclusion of the period ended December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, because of the addition of the new CFO in November 2018 and because the increase in the number of accounting team personnel did not occur until early 2019, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Name	Age	Position(s)
Philip L. Rose	56	Chief Executive Officer, President, Secretary, Treasurer & Director
Arnold A. Allemang	76	Chairman of the Board, Chairman of the Executive Committee, and member of the Audit and Compensation Committees
Steven C. Jones	55	Director, AAOF representative to the Board, Chairman of the Audit, Nominating, and Corporate Governance Committees, member of the Executive and Compensation Committees
Molly P. Zhang	57	Director, member of the Audit Committee, Nominating, and Corporate Governance Committees
Dave Pendell	72	Director
Robert Blinstrub	65	Director
Jacqueline M. Lemke	56	Chief Financial Officer
Bamidele Ali	42	Chief Commercial Officer
Scott Murray	63	Vice President, Operations
Liya Wang	61	Vice President of Research & Development

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

The Audit Committee assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. The Audit Committee reviews and discusses with management and our independent accountants the annual audited and quarterly financial statements (including the disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations"), reviews the integrity of the financial reporting processes, both internal and external, reviews the qualifications, performance and independence of our independent accountants, and prepares the Audit Committee Report included in this Annual Report on Form 10-K/A in accordance with rules and regulations of the Securities and Exchange Commission. The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Nominating and Corporate Governance Committee

Our Board has established and adopted a charter for a Nominating and Corporate Governance Committee (“NGC”). The Committee is composed of Arnold A. Allemang, Steven C. Jones, Molly P. Zhang and Robert Blinstrub and chaired by Steven C. Jones. As provided in its charter, the Nomination and Corporate Governance Committee was established for the primary purposes of considering and reporting to the Board on matters relating to the identification, selection, and qualification of Board members and candidates nominated to the Board as well as assisting the Board with respect to corporate governance matters. The NGC is responsible for providing support to the Board in certain areas, including:

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

Robert Blinstrub, Director. Mr. Blinstrub’s experience founding, running and selling a successful global supply company of innovative engineered products for light vehicles will enable him to assist the Board and management as they endeavor to expand the Company globally and on matters of supplier relations in the key field of automotives.

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

Summary Compensation

The following table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended December 31, 2018 and 2017 by our named executive officers:

Name and Position	Year	Salary	Bonus	Option Expense(1)	Other	Total
Philip L. Rose, Chief Executive	2018	$275,000	30,000	132,760	—	$437,760
Officer, Secretary, Treasurer	2017	$275,000	17,000	470,771	12,881	$775,652
Jacqueline M. Lemke Chief Financial Officer	2018	$18,077	—	—	—	$18,077
Bamidele Ali, Chief Commercial Officer	2018	$215,000	20,000	52,329	—	$287,329
	2017	$153,808	—	—	22,939	$176,747
Scott Murray, Vice President of	2018	$151,861	15,000	—	880	$167,741
Operations	2017	$148,077	15,000	85,242	1,309	$249,628
Liya Wang, Vice President of	2018	$200,000	10,000	—	—	$210,000
Research & Development	2017	$200,000	—	64,919	—	$264,919

(1)	Option expense is calculated using the fair value of options that vested during the period. See Note 12 to our financial statements included in this report.

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

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock Beneficially Owned(3)	Percentage of Shares of Common Stock Beneficially Owned(4)	Shares of Common Stock Underlying Shares of Series A Preferred Stock Beneficially Owned(5)	Percentage of Shares of Common Stock Underlying Shares of Series A Preferred Stock Beneficially Owned(6)	Total Percentage of Outstanding Shares of Fully Converted Voting Common Stock Beneficially Owned(7)
Directors, Executive Officers, and Significant Employees
Philip L. Rose(8)	226,400	5.6%	—	—	3.0%
Arnold A. Allemang(9)	453,719	11.8%	—	—	6.1%
Steven C. Jones(10)	333,042	8.7%	—	—	4.5%
David G. Pendell(11)	44,579	1.2%	5,919	*	*
Molly P. Zhang(12)	5,625	*	—	—	*
Jacqueline M. Lemke(13)	—	—	—	—	—
Bamidele Ali(14)	20,000	*	—	—	*
Scott Murray(15)	40,100	1.0%	—	—	*
Robert Blinstrub(16)	—	—	—	—	—
Liya Wang(17)	37,500	1.0%	—	—	*
Directors & Executive Officers as a Group (9 persons)	1,160,965	27.5%	5,919	*	15.0%

Certain Other Beneficial Owners – Over 5% Ownership
Aspen Advanced Opportunity Fund, LP(18)	3,638,885	48.9%	3,638,885	71.3%	40.8%
POSCO(19)	481,250	11.8%	281,250	7.7%	6.5%
ASC-XGS, LLC(20)	311,293	7.6%	311,293	8.8%	4.2%
XGS II, LLC(21)	360,946	8.7%	360,946	9.8%	4.8%
SVIC No. 15 New Technology Business Investment LLP (Samsung)(22)	590,079	13.4%	590,079	16.6%	8.0%
Michael R. Knox(23)	268,090	6.8%	135,423	3.8%	3.6%

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of stock issuable upon the exercise of options, warrants and other convertible securities which are currently exercisable and convertible or which become exercisable or convertible within sixty (60) days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option, warrant or other convertible security. Subject to community property laws where applicable, and unless otherwise specified, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares owned by such person.

(2)	Unless otherwise specified, the address of the beneficial owner shall be the business address of the Company, c/o XG Sciences, Inc., 3101 Grand Oak Drive, Lansing, MI 48911.

(3)	Number of shares of common stock includes, as of the Ownership Date: (i) shares of common stock registered in the name of the respective stockholder; (ii) shares of common stock which are issuable upon the conversion of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; (iii) shares of common stock underlying common stock options and/or common stock warrants of the respective stockholder and which are exercisable within sixty (60) days of the Ownership Date; and (iv) shares of common stock which are issuable upon the exercise of warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate.

(4)	Applicable percentage of ownership of common stock for each respective stockholder is based on 3,811,518 shares of common stock issued and outstanding as of the Ownership Date, together with: (i) shares of common stock which are issuable upon the conversion of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; (ii) shares of common stock underlying stock options and/or common stock warrants registered in the name of the respective stockholder and which are exercisable within sixty (60) days of the Ownership Date; and (iii) shares of common stock underlying warrants to purchase Series A Preferred Stock registered in the name of the respective stockholder which are exercisable and convertible into common stock, at the current Series A Conversion Rate, within sixty (60) days of the Ownership Date.

(5)	Number of shares of Series A Preferred Stock includes, as of the Ownership Date: (i) shares of common stock which are issuable upon the conversion of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; and (ii) shares of common stock which are issuable upon the exercise of warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate.

(6)	Applicable percentage of ownership of Series A Preferred Stock, as of the Ownership Date, is based on 3,544,414 shares of common stock which are issuable upon conversion of all 1,890,354 shares of Series A Preferred Stock that are immediately convertible, together with shares of common stock underlying warrants to purchase Series A Preferred Stock registered in the name of the respective stockholder which are exercisable and convertible into common stock, at the current Series A Conversion Rate, within sixty (60) days of the Ownership Date.

(7)	Applicable percentage of ownership of fully converted voting common stock, as of the Ownership Date, is based on: (i) 3,811,518 shares of common stock issued and outstanding, (ii) 3,544,414 shares of common stock which are issuable upon the conversion of 1,890,354 shares of Series A Preferred Stock that are immediately convertible, (iii) shares of common stock underlying options and/or common stock warrants of the respective stockholder which are exercisable within sixty (60) days of the Ownership Date, and (iv) shares of common stock which are issuable upon the exercise of warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate.

(8)	Philip Rose figures include: (i) 12,500 shares of common stock; (ii) 171,658 shares of common stock underlying currently exercisable options; and (iii) 2,656 shares of common stock underlying currently exercisable warrants.

(9)	Arnold Allemang figures include: (i) 414,375 shares of common stock; (ii) 24,656 shares of common stock underlying currently exercisable warrants; and (iv) 11,500 shares of common stock underlying currently exercisable options. The shares of common stock and warrants are held in the name of the Arnold Avery Allemang Revocable Trust.

(10)	Steven Jones figures include: (i) 5,000 shares of common stock; (ii) 11,000 shares of common stock underlying currently exercisable options; (iii) 82,500 shares of common stock and 9,969 shares of common stock underlying currently exercisable warrants, held in the name Jones Network, LP, of which Mr. Jones is the General Partner; (iv) 6,250 shares of common stock and 2,656 shares of common stock underlying currently exercisable warrants, held in the name Jones Extended Family Trust, of which Mr. Jones is trustee; (v) 13,000 shares of common stock and 3,750 shares of common stock underlying currently exercisable warrants, held in the name of MadSavAsh Investments, LLC, of which Mr. Jones is managing member; (vi) 45,000 shares of common stock and 8,281 shares of common stock underlying currently exercisable warrants, held in the name Steven & Carisa Jones 401K Plan and Trust, of which Mr. Jones is trustee; (vii) 2,793 shares of common stock held jointly with his 3 children: 931 shares held in the name of Savannah W. Jones & Steven C. Jones JTWROS, 931 shares held in the name of Ashleigh C. Jones and Steven C. Jones JTWROS, and Madison A. Jones & Steven C. Jones JTWROS; (viii) 75,000 shares of common stock held in the name of Steven & Carisa Jones JTWROS; (ix) 50,000 shares of common stock held jointly in a spousal trust; (x) 12,000 shares of common stock in a Roth IRA held in the name of Steven C. Jones Roth IRA; and (xi) 3,000 shares of common stock in a Roth IRA in the name of Carisa A. Jones Roth IRA. Mr. Jones is an affiliate of Aspen Advanced Opportunity Fund, LP (“AAOF”), which owns 1,107,406 shares of Series A Preferred Stock which are currently convertible into 2,076,386 shares of common stock and currently exercisable warrants to purchase 833,333 shares of Series A Preferred Stock which are currently convertible into 1,562,499 shares of common Stock. Mr. Jones disclaims beneficial ownership of the shares and warrants owned by AAOF.

(11)	David Pendell figures include: (i) 5,000 shares of common stock; (ii) 3,000 shares of common stock underlying currently exercisable options; (iii) 2,875 shares of common stock underlying currently exercisable warrants; (iv) 5,919 shares of common stock issuable upon the conversion of 3,157 shares of Series A Preferred Stock held jointly with his wife Vicky Pendell; (v) 6,250 shares of common stock and 2,656 shares of common stock underlying currently exercisable warrants, held in the name David Pendell Revocable Trust; (vi) 12,504 shares of common stock held in the name of the Shirley G. Pendell Irrevocable Trust, of which Mr. Pendell is a trustee; and (vii) 2,000 shares of common stock held in the name of Pendell Irrevocable Trust U/A dated 12/9/98, of which Mrs. Vicky Pendell is a trustee. Mr. Pendell is an affiliate of AAOF, which owns 1,074,868 shares of Series A Preferred Stock which are currently convertible into 2,015,377 shares of common stock and currently exercisable warrants to purchase 833,333 shares of Series A Preferred Stock which are currently convertible into 1,562,499 shares of common Stock. Mr. Pendell is also an affiliate of XGS II, LLC, which owns 109,172 shares of Series A Preferred Stock which are currently convertible into 204,697 shares of common stock and currently exercisable warrants to purchase 83,333 shares of Series A Preferred Stock which are currently convertible into 156,249 shares of common Stock. Mr. Pendell is also an affiliate of ASC XGS, LLC, which owns 166,023 shares of Series A Preferred Stock which are currently convertible into 311,293 shares of common stock. Mr. Pendell disclaims beneficial ownership of any shares and warrants owned by AAOF, XGS II or ASC XGS.

(12)	Molly P. Zhang figures include: (i) 5,625 shares of common stock.
(13)	Jacqueline M. Lemke does not currently own any common or other stock.
(14)	Bamidele Ali figures include: (i) 2,500 shares of common stock
(15)	Scott Murray figures include (i) 100 shares of common stock; and (ii) 40,000 shares of common stock underlying currently exercisable options.
(16)	Robert Blinstrub does not currently own any common or other stock.
(17)	Liya Wang figures include 37,500 shares of common stock underlying currently exercisable options.
(18)	Aspen Advanced Opportunity Fund, LP figures include: (i) 2,076,386 shares of common stock underlying 1,107,406 shares of immediately convertible Series A Preferred Stock, and (ii) 1,562,499 shares of common stock issuable upon the exercise and conversion of currently exercisable warrants to purchase 833,333 shares of Series A Preferred Stock.
(19)	POSCO figures include: (i) 200,000 shares of common stock, (ii) 187,500 shares of common stock underlying 100,000 shares of immediately convertible Series A Preferred Stock, and (iii) 93,750 shares of common stock issuable upon the exercise and conversion of currently exercisable warrants to purchase 50,000 shares of Series A Preferred Stock.
(20)	ASC XGS, LLC figures include 311,293 shares of common stock underlying 166,023 shares of immediately convertible Series A Preferred Stock.
(21)	XGS II, LLC figures include: (i) 204,697 shares of common stock underlying 109,172 shares of immediately convertible Series A Preferred Stock, and (ii) 156,249 shares of common stock issuable upon the exercise and conversion of currently exercisable warrants to purchase 83,333 shares of Series A Preferred Stock.
(22)	SVIC No. 15 New Technology Business Investment LLP, an investment vehicle owned by Samsung Group, figures include 590,079 shares of common stock underlying 314,709 shares of immediately convertible Series A Preferred Stock
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

.

	Purchase Dates (2018)	Amount Invested	Shares Purchased
Arnold Allemang and affiliates	April 19 and June 27, 2018	$1,500,000	187,500
Steven C. Jones and affiliates	June 27 – August 29, 2018	$1,065,944	133,243
David G. Pendell and affiliates	September 30, 2018	$20,000	2,500
Total		$2,585,944	325,243

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

Per the amendment on May 30, 2018, the Shareholder Agreement will continue in effect, unless the Shareholder Agreement is earlier terminated in accordance with its terms until the date on which the Company’s common stock is listed on the NASDAQ Stock Market of the New York Stock Exchange. As a result, the Shareholder Agreement will continue to remain in effect and certain of our larger shareholders will be entitled to continue to exercise their rights under such Shareholder Agreement, but purchasers of shares of common stock under the registration statement filed in connection with our current offering are not required to adopt the Shareholder Agreement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2018 by our current auditors, RSM US LLP and for the fiscal years ended December 31, 2018 and December 31, 2017 by our former accountants, Frazier & Deeter, LLC (in thousands):

	2018	2017
Audit fees - RSM (1)	$86,700	$—
Audit fees – Frazier Deeter (1)	39,500	104,368
Non-Audit fees:	—	—
Audit related fees (2)	—	—
Tax fees	—	—
All other fees	—	—
Total fees billed	$126,200	$104,368

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Company's annual consolidated financial statements and reviews of its interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.
(2)	Audit-related fees principally include assurance and related services by the independent auditors that are reasonably related to registration statement filings that are not captured under "Audit Fees."

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION

3.1	Articles of Incorporation of XG Sciences, Inc. (formerly known as XG Nano, Inc.) dated May 23, 2006	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.2	Certificate of Amendment to Articles of Incorporation of XG Sciences, Inc. dated August 31, 2006 (name change)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.3	Certificate of Amendment to Articles of Incorporation of XG Sciences, Inc. dated March 23, 2009 (increase of authorized common stock)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.4	Certificate of Designations of Series A Convertible Preferred Stock, dated March 18, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.5	Certificate of Amendment to Articles of Incorporation of XG Sciences, Inc. dated June 26, 2013 (increase of authorized common stock and authorization of preferred stock)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.6	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, dated June 26, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.7	First Amendment to the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, dated November 20, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.8	Third Restated Bylaws dated September 29, 2017	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 5, 2017

3.9	Certificate of Designations of Series B Convertible Preferred Stock, effective September 9, 2015	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.10	First Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock, effective August 18, 2016	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on August 24, 2016

4.1	Warrant to Purchase 5,000 Shares of Common Stock, dated October 8, 2012, issued by XG Sciences, Inc. to Michael R. Knox, together with Notice and Certificate of Adjustment to Warrant, dated August 21, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.2	Warrant to Purchase 833,333 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to Aspen Advanced Opportunity Fund, LP	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.3	Warrant to Purchase 83,333 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to XGS II, LLC	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

79

EXHIBIT NUMBER	DESCRIPTION	LOCATION

4.4	Warrant to Purchase 100,000 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to SVIC No. 15 New Technology Business Investment L.L.P.	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.5	Form of Warrant for Series B Unit Offering	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.6	Form of December Warrant for December 2015 Private Placement	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.7	Form of Warrant to purchase Shares of Common Stock to the Dow Chemical Company	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 9, 2016

10.1	Technology Licensing Agreement between XGS and Michigan State University dated July 27, 2007 and amended on May 24, 2010 and May 27, 2011	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.2	Amendment to Technology Licensing Agreement between XGS and Michigan State University dated May 24, 2010	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.3	Amendment to Technology Licensing Agreement between XGS and Michigan State University dated May 27, 2011	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.4	Shareholder Agreement, dated March 18, 2013, by and among XG Sciences, Inc. and the stockholder signatories thereto.	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.5	Employment Agreement dated December 16, 2013, by and between Philip L. Rose and XG Sciences	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on March 22, 2016

10.6	First Amendment to Shareholder Agreement, dated February 26, 2016	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on March 1, 2016

10.7	Draw Loan Note and Agreement, dated as of December 7, 2016, by and between the Company and Dow	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 9, 2016

10.8	XG Sciences, Inc. 2017 Equity Incentive Plan	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 25, 2017

10.9	Lease Agreement, dated October 16, 2017	Incorporated by reference to the Company’s annual report on Form 10-K filed with the SEC on April 2, 2018

10.10	Employment Agreement, dated March 22, 2017, by and between XG Sciences, Inc. and Bamidele Ali	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on March 28, 2017

10.11	Form of Subscription Agreement for Primary Offering	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on June 1, 2018

80

10.12	Second Amendment to Shareholder Agreement	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on June 1, 2018

10.13	Employment Agreement, dated October 28, 2018, by and between XG Sciences, Inc. and Jacqueline Lemke	Incorporated by reference to the Company’s Form 10-K filed with the SEC on April 2, 2019

14	Code of Ethics	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

21	Subsidiary	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on March 1, 2016

23.1	Consent of RSM LLC	Filed herewith

31.1	Certifications of the Chief Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*	Filed herewith

32.1	Certification of the Chief Financial Officer to Section 302 of the Sarbanes -Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XG SCIENCES, INC.

Dated: April 3, 2019	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer, President, Treasurer, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Philip L. Rose	Chief Executive Officer, President, Treasurer, Principal Executive Officer and Director	April 3, 2019
Philip L. Rose

/s/ Jacqueline M. Lemke	Chief Financial Officer	April 3, 2019
Jacqueline M. Lemke

/s/ Arnold A. Allemang	Chairman of the Board	April 3, 2019
Arnold A. Allemang

/s/ Steven C. Jones	Director	April 3, 2019
Steven C. Jones

/s/ Molly P. Zhang	Director	April 3, 2019
Molly P. Zhang

/s/ Dave Pendell	Director	April 3, 2019
Dave Pendell

/s/ Robert Blinstrub	Director	April 3, 2019
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