Form 10-Q
period 2019-03-31
XG SCIENCES INC
filed 2019-05-15
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: N/A

As of May 15, 2019, there were 4,011,943 shares of the registrant’s common stock outstanding.

1

XG SCIENCES, INC.

FORM 10-Q

March 31, 2019

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to XG Sciences, Inc., a Michigan corporation and its subsidiary, XG Sciences IP, LLC, a Michigan limited liability company (collectively referred to as “we”, “us”, “our”, “XG Sciences”, “XGS”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenue, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth beginning on page 12 under the section entitled “Risk Factors” in our annual report on Form 10-K/A as filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2019.

ITEM 1 - FINANCIAL STATEMENTS

XG SCIENCES, INC.

CONDENSED CONSOLIDATED

BALANCE SHEETS

(unaudited)

	March 31, 2019	December 31, 2018
ASSETS	(unaudited)
CURRENT ASSETS
Cash	$2,844,498	$4,703,834
Accounts receivable, less allowance for doubtful accounts of $85,000 at March 31, 2019 and December 31, 2018	465,853	859,054
Inventories	705,905	660,217
Other current assets	111,177	114,453
Total current assets	4,127,433	6,337,558

PROPERTY, PLANT AND EQUIPMENT, NET	4,246,616	4,223,650

RESTRICTED CASH FOR LETTER OF CREDIT	190,210	190,140

LEASE DEPOSIT	20,156	20,156

INTANGIBLE ASSETS, NET	700,410	690,646

RIGHT OF USE ASSET	1,871,366	—

TOTAL ASSETS	11,156,191	11,462,150

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	838,069	1,102,910
Other current liabilities	381,260	429,573
Deferred revenue	—	832
Current portion of long-term debt	723,755	196,723
Current portion of lease liabilities	449,683	3,613
Total current liabilities	2,392,767	1,733,651
LONG-TERM LIABILITIES
Long-term portion of lease liabilities	1,532,112	11,914
Long term debt	4,054,800	4,725,866
Total long-term liabilities	5,586,912	4,737,780
TOTAL LIABILITIES	7,979,679	6,471,431

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, 3,000,000 shares authorized, 1,890,354 shares issued and outstanding, liquidation value of $22,684,248 at March 31, 2019 and December 31, 2018	22,307,480	22,307,480
Common stock, no par value, 25,000,000 shares authorized, 3,811,518 and 3,760,268 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	30,682,476	30,268,476
Additional paid-in capital	8,190,211	8,101,923
Accumulated deficit	(58,003,655)	(55,687,160)
Total stockholders' equity	3,176,512	4,990,719
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	11,156,191	11,462,150

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended March 31,
	2019	2018
REVENUE
Product sales	$857,278	$886,337
Grants	—	—
Licensing revenue	—	—
Total revenues	857,278	886,337

COST OF GOODS SOLD
Direct costs	681,153	468,191
Unallocated manufacturing expenses	493,469	746,583
Total cost of goods sold	1,174,622	1,214,774

GROSS LOSS	(317,344)	(328,437)

OPERATING EXPENSES
Research and development	385,245	277,063
Sales, general and administrative	1,420,922	1,186,679
Total operating expenses	1,806,167	1,463,742

OPERATING LOSS	(2,123,511)	(1,792,179)

OTHER INCOME (EXPENSE)
Interest expense, net	(76,665)	(85,169)
Government incentives, net	—	3,253
Total other expense	(76,665)	(81,916)

NET LOSS	$(2,200,176)	$(1,874,095)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – Basic and diluted	3,774,879	2,454,314
NET LOSS PER SHARE – Basic and diluted	$(0.58)	$(0.76)

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

	Preferred stock (A)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2018	1,890,354	$22,307,480	3,760,268	$30,268,476	$8,101,923	$(55,687,160)	$4,990,719
Stock issued for cash	—	—	51,250	410,000	—	—	410,000
Stock issuance fees and expenses	—	—	—	(16,000)	—	—	(16,000)
Transition adjustment for adoption of new lease standard	—	—	—	—	—	(116,319)	(116,319)
Stock-based compensation	—	—	—	20,000	88,288	—	108,288
Net loss	—	—	—	—	—	(2,200,176)	(2,200,176)

Balances, March 31, 2019	1,890,354	$22,307,480	3,811,518	$30,682,476	$8,190,211	$(58,003,655)	$3,176,512

	Preferred stock (A)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2017	1,857,816	$21,917,046	2,353,350	$19,116,012	$7,831,958	$(47,767,544)	$1,097,472
Stock issued for cash	—	—	201,925	1,615,400	—	—	1,615,400
Stock issuance fees and expenses	—	—	—	(9,838)	—	—	(9,838)
Preferred stock issued to pay capital lease obligations	7,140	85,671	—	—	—	—	85,671
Stock-based compensation	—	—	—	20,000	67,764	—	87,764
Net loss	—	—	—	—	—	(1,874,095)	(1,874,095)
Balances, March 31, 2018	1,864,956	$22,002,717	2,555,275	$20,741,574	$7,899,722	$(49,641,639)	$1,002,374

XG Sciences, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	For the 3 Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,200,176)	$(1,874,095)
Depreciation	194,055	209,131
Amortization of intangible assets	15,858	12,934
Stock-based compensation expense	108,288	87,764
Non-cash interest expense	13,166	85,973
Non-cash equipment rent expense		53,082
Changes in current assets and liabilities:
Accounts receivable	393,201	(199,417)
Inventory	(45,688)	(37,847)
Other current assets	(2,613)	(75,809)
Accounts payable and other liabilities	(313,986)	467,765
NET CASH USED IN OPERATING ACTIVITIES	(1,837,895)	(1,270,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(217,021)	(874,357)
Purchases of intangible assets	(25,623)	(15,574)
NET CASH USED IN INVESTING ACTIVITIES	(242,644)	(889,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	(15,527)	(5,721)
Repayments of long-term loan debt	(157,200)	0
Proceeds from issuance of common stock	410,000	1,615,400
Common stock issuance fees and expenses	(16,000)	(9,838)
NET CASH PROVIDED BY FINANCING ACTIVITIES	221,273	1,599,841

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,859,266)	(560,609)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	4,893,974	3,041,591
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	3,034,708	2,480,982 *

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest		220
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of preferred stock issued for AAOF capital lease obligations		85,671

*For reporting purposes, restricted cash was included with Cash and Cash Equivalents beginning in April 2018. It has been included in the 2018 Cash and Cash Equivalents amount for the first three months of 2018 for comparable purposes.

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

Certain information and footnote disclosures normally included in our annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim condensed consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on Form 10-K/A on April 3, 2019.

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Grant contract revenue is recognized over the life of the contracts as the services are performed or as milestones are met.

Amounts received in excess of revenues earned are recorded as deferred revenue.

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

As of May 9, 2019, we had cash on hand of $2,686,494. We believe our cash is sufficient to fund our operations through May 31, 2020 after taking into account various sources of funding and cash received from continued commercial sales transactions. Our primary means for raising funds since 2016 has been through our offering of shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten offering (the “Offering” or our “IPO”) and under a draw loan note and agreement with The Dow Chemical Company (the “Dow Facility”). On April 12, 2019, we completed the Offering, after selling 2,615,425 shares under the Registration Statement at a price of $8.00 per share for total proceeds of $20,923,400. We have $5 million of proceeds from the Dow Facility available to us, which we intend to be our primary source of liquidity at this time (See Note 3).

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

Inventory

The following amounts were included in inventory at the end of the period:
	March 31,	December 31,
	2019	2018
Raw materials	$67,711	$48,371
Consumables	160,630	188,764
Finished goods	477,564	423,082
Total	$705,905	$660,217

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented.   We adopted ASU 2016-02 as of January 1, 2019.

Adoption of Lease Accounting Policy

We applied ASU 2016-02 and all related amendments (“ASC 842”) using the modified retrospective method by recognizing the cumulative effect of adoption as an adjustment to the opening balance of retained earnings at January 1, 2019. Therefore, the comparative information has not been adjusted and continues to be reported under prior leasing guidance. As a result, in the first quarter of 2019 we recorded ROU assets of $1,871,366. We also recorded lease liabilities of $1,981,795. The decrease to retained earnings was $116,319, reflecting the cumulative impact of the accounting change. The standard did not have a material effect on consolidated net income or cash flows.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. As our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We do not record a ROU asset or lease liability for leases with an expected term of 12 months or less. The comparative information has not been adjusted and continues to be reported under prior leasing guidance.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 –FINANCING AGREEMENT

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

The Dow Facility is senior to our other debt and is secured by all of our assets. It matures on December 1, 2021 (subject to certain mandatory prepayments based on our equity financing activities). When we raise a cumulative amount of equity capital exceeding $15 million, we are required to prepay an amount equal to 30% of the amount raised over $15 million, but less than $25 million. We began these prepayments on equity raised as of September 10, 2018. Interest was payable beginning January 1, 2017, although we had elected, per the loan documents, to capitalize the interest as part of the outstanding debt through January 1, 2019. Beginning April 1, 2019, current interest is payable in cash on the first day of each quarter.

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

The aforementioned warrants meet the criteria for classification within stockholders’ equity. Proceeds were allocated between the debt and the warrants at their relative fair value. The total debt discount on the Dow Facility was approximately $372,000. The debt discount is being amortized to interest expense using the effective interest method over the term of the loans using an average effective interest rate of 7.68%. During the three months ended March 31, 2019, we recognized $77,792 of amortization expense consisting of $64,626 interest expense   and $13,166 of amortization from debt discount accretion related to the Dow Facility. We have repaid $157,200 of outstanding principal on the debt, resulting in a carrying value of $4,778,555 for the Dow Facility as of March 31, 2019.

The Dow Facility entitles Dow to appoint an observer to our Board. Dow will maintain this observation right until the later of December 1, 2019 or when the amount of principal and interest outstanding under the Dow Facility is less than $5 million.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK WARRANTS ACCOUNTED FOR AS EQUITY INSTRUMENTS

The following table summarizes the warrants (including the warrants previously accounted for as derivatives) outstanding at March 31, 2019, which are accounted for as equity instruments, all of which are exercisable:

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

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock, no par value per share of which 3,811,518 and 3,760,268 shares were issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.

During the three months ended March 31, 2019 the Company issued 51,250 shares of common stock pursuant to the Offering. During the three months ended March 31, 2018 the Company issued 201,925 shares of common stock pursuant to the Offering. Upon its completion on April 12, 2019, the Company had sold 2,615,425 shares of common stock in its IPO at a price of $8.00 per share for gross proceeds of $20,923,400.

Potentially dilutive securities consist of shares potentially issuable pursuant to stock options and warrants as well as shares that would result from full conversion of all outstanding convertible securities. These potentially dilutive securities were 3,013,987 and 2,903,987 as of March 31, 2019 and 2018, respectively, and are excluded from diluted net loss per share calculations because they are anti-dilutive.

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

In December 2015, the conversion price of the Series A Preferred was reduced from $12.00 to $6.40 (80% of $8.00), and thus, each share of Series A Preferred Stock is convertible into 1.875 shares of common stock. During the period from May 17, 2016 through December 31, 2018 the Company issued shares of Series A Preferred Stock to Aspen Advanced Opportunity Fund, LP (“AAOF”) as payment for lease financing obligations under the terms of a Master Leasing Agreement.

As of March 31, 2019, and December 31, 2018, the Company had 1,890,354 shares of Series A Preferred Stock issued and outstanding which is currently convertible into 3,544,414 shares of our common stock.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On September 30, 2018 and August 10, 2017, the Company granted each Board member 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and vest ratably over a four-year period beginning on the one-year anniversary. The options had an aggregate grant date fair value of $29,580 and $26,120 on September 30, 2018 and August 10, 2017, respectively. The restricted stock issued to the Board members has an aggregate fair value of $160,000 and vest ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of March 31, 2019, 17,500 of the 20,000 shares of restricted stock issued had vested, resulting in compensation expense of $20,000 for the period ended March 31, 2019.

During the three months ended March 31, 2019, the Company granted 7,500 employee stock options. The options were granted at a price of $8.00 per share and had an aggregate grant date fair value of $22,822. The options vest ratably over a four-year period beginning on the one-year anniversary. The fair value of the options granted was estimated on the date of grant using the Black Scholes option-pricing model using the following assumptions: Stock price: $8.00, Exercise Price: $8.00, Expected Term: 4.75 years, Volatility: 41.07%, Risk free rate: 2.23%, Dividend rate: 0%.

All options granted thus far under the 2017 Plan have an exercise price of $8.00 per share and vesting of the options ranges from immediate to 25% per year, with most options vesting 25% per year beginning on the one-year anniversary of the grant date. The options expire seven years from the date of grant.

Stock-based compensation expense was $108,288   and $87,764 for the three months ended March 31, 2019 and March 31, 2018, respectively. As of March 31, 2019, there was approximately $621,000 in unrecognized compensation cost related to the options granted under the 2017 plan. We expect to recognize these costs over the remaining vesting terms, ranging from 3 to 4 years.

A summary of the stock options available as of March 31, 2019 is as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price

Options outstanding at December 31, 2018	797,875	$8.00
Changes during the period:
Expired	(0)	8.00
New Options Granted – at market price	7,500	8.00

Options outstanding at March 31, 2019	805,375	$8.00

Options exercisable at March 31, 2019	399,025	$8.00

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LEASES

Right of Use Asset and Leased Liability:

Estimated Lease Life – Lease term through December 2022

Right-of-use lease assets- operating as of January 1, 2019	$1,982,739
Less: Accumulated amortization	(111,373)
Right-of-use lease assets- operating as of March 31, 2019	$1,871,366

Lease liability-operating as of January 1, 2019	$2,094,958
Less: Accumulated Amortization	(113,163)
Lease liability operating-as of March 31, 2019	$1,981,795

Operating lease expense for the three months ended March 31, 2019	$150,557
Actual remaining lease payments	$2,369,312
Present value of remaining payments	$1,981,795

Supplemental cash flow information related to leases:

Leases
Three months
ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$152,347

Weighted average remaining lease term- operating leases ( in months)	21.25
Weighted average discount rate- operating leases (annual)	9.98%

Maturities of leases liabilities were as follows:
Year ending December 31, 2019 (excluding the three months ended March 31, 2019)	$464,708
Year ending December 31, 2020	622,878
Year ending December 31, 2021	638,178
Year ending December 31, 2022	643,548
Total Lease payments	2,369,312
Less imputed interest	(387,517)
Total	$1,981,795

With the exception of the standards discussed above, we believe there have been no new accounting pronouncements effective or not yet effective which have significance, or potential significance, to our Consolidated Financial Statements.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

We have a licensing agreement for exclusive use of patents and pending patents with Michigan State University (“MSU”), a shareholder of the Company via the MSU Foundation. During the three months ended March 31, 2019 and 2018 we recorded licensing expense of $12,500 per quarter.

We have also entered into product licensing agreements with certain other shareholders. No royalty revenue or expenses have been recognized related to these agreements during the three months ended March 31, 2019 or the three months ended March 31, 2018.

During the three months ended March 31, 2019 we did not issue any Series A Preferred stock. For the three months ended March 31, 2018, we issued 7,140 shares of Series A Preferred stock to AAOF as payment for lease financing obligations under the terms of the Master Lease Agreement, dated March 18, 2013.

NOTE 9 – SUBSEQUENT EVENTS

During the period from April 1 through its completion on April 12, 2019, we received proceeds of $1,603,400 for the sale of 200,425 shares of common stock in our IPO.

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

We believe the unique properties of graphene and graphene nanoplatelets will enable numerous new product applications and the market for such products will quickly grow to be a significant market opportunity. Our business model is to design, manufacture and sell advanced materials we call xGnP® graphene nanoplatelets and value-added products incorporating xGnP® nanoplatelets. We currently have hundreds of customers trialing our products for numerous applications, including, but not limited to lithium ion batteries, lead acid batteries, thermally conductive adhesives, composites, thermal management and heat transfer, inks and coatings, printed electronics, construction materials, cement, and in a range of other industrial uses. We believe our proprietary processes have enabled us to be a low-cost producer of high-quality, graphene nanoplatelets and value-added integrated products containing graphene nanoplatelets and that we are well positioned to address a wide range of end-use applications.

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

Cumulative Customers, By Year

We believe average order size is an early indicator of commercial traction. The majority of our customers are still ordering in smaller quantities consistent with their development and engineering qualification work. As can be seen in the chart below, our quarterly average order size was relatively modest until the second half of 2017, when a number of customers reached commercial status with different product applications. The data below represents orders shipped in the respective quarter and exclude no charge orders targeted mainly for R&D purposes. The data shows that the average order size has increased steadily over the last two years, and we believe that it will continue to increase as more customers commercialize products using our materials. In the three months ending March 31, 2019 the average order size was $16,809, an increase of 6.2% from $15,827 for the three months ending March 31, 2018 and an increase of 11.9% from $15,024 for the three months ending December 31, 2018, which resulted from changes in customer and product mix in sequential quarters. In 2018 our customer shipments increased by over 210% to 59.9 metric tons (MT) of products from the 19.3 MT shipped in 2017. In the 3 months ending March 31, 2019 we shipped 11.1 MT of product, primarily in the form of dry powder, a decrease of 3% over the 3 months ending December 31, 2018

Average Order Size of Fulfilled Orders

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

The well-publicized isolation and characterization of graphene in 2004 at the University of Manchester, has spawned a new class of 2D materials based on layers of carbon atoms arranged in a hexagonal array and each carbon having lone pair electrons. The unique characterization and related performance of this new class of materials is derived from their two-dimensional nature and their composition of sp2 carbon atoms arranged in a hexagonal array. The ability of any new material to be exploited in industrial applications will depend on its fit-for-performance. In the case of graphene nanoplatelets, the fit-for-performance is very much related to their aspect ratio (among other factors) such that the diameter is greater than the thickness and is what differentiates the material from bulk graphite of high crystallinity and purity. We classify nanoplatelets consisting of largely basel planes of carbon atoms packed in a hexagonal array (i.e., graphene) as graphene nanoplatelets so long as their aspect ratio may be classified as two-dimension and are thus in the form of platelets. Such a definition implies that the thickness is nanoscale – GNPs having a thickness in the range from generally 0.6 nanometers and up to many 10’s of nanometers. We have chosen to utilize the definitions as set out by the Carbon Journal editorial team (Carbon, volume 65, pp.1-6) and Fullerex (Bulk Graphene Pricing Report, 2018) which provides classification for the various material types which provide meaningful descriptions of commercially available graphene.

Graphene Product Thickness Definitions Based on Thickness

Number of Layers	Product Description
1	Graphene (monolayer)
1-3	Very Few Layer Graphene (vFLG)
2-5	Few Layer Graphene (FLG)
2-10	Multilayer Graphene (MLG)
>10	Graphene Nanoplatelets (GNP)

Bulk Materials. We sell bulk materials under the trademarked brand name of xGnP® graphene nanoplatelets. These materials are produced in various grades, which are analogous to average particle thickness, and average particle diameters. There are three commercial grades (Grades H, M & R), each of which is offered in three standard particle sizes and a fourth, C Grade, which is offered in three standard surface areas. We also have access to other development grades (Grade T, for example), but which are not yet made available commercially and have been used internally for those products containing graphene nanoplatelets. These bulk materials, which normally ship in the form of a dry powder, are especially applicable for use as additives in polymeric or metallic composites, or in coatings or other formulations where particular electrical, thermal or barrier applications are desired by our customers. We also offer our material in the form of dispersions of nanoplatelets in liquids such as water, alcohol, or organic solvents, or mixed into resins or polymers such as thermoplastics or thermosets. We use two different commercial processes to produce these bulk materials:

Grade H/M/R/T materials are produced through chemical intercalation of natural graphite followed by thermal exfoliation using a proprietary process developed by us. The “grade” designates the thickness and surface characteristics of the material, and each grade is available in various average particle diameters. Surface area, calculated by the Brunauer, Emmet, and Teller (BET) Method, is used as a convenient proxy for thickness, so each grade of products produced through chemical intercalation is designated by its average surface area, which ranges from 50 to 150 m2/g of material. We are able to extend the surface area higher (250 m2/g for T Grade) but are not yet producing these materials in metric-ton quantities. As the market need emerges for this class of materials, we will scale them as needed. For example, we introduced a new Grade of xGnP® powders, R-Grade, with improved electrical conductivity targeting use in applications for electrically and thermally conductive ink and composites and have scaled R-Grade to metric-ton quantities.

Grade C materials are produced through a high-shear mechanical exfoliation using a proprietary process and equipment that we invented, designed, constructed and patented. The Grade C materials are smaller particles than those grades produced through chemical exfoliation, and Grade C materials are designated by their BET surface area, which ranges from 300 to 800 m2/g. We are able to produce other surface areas and may make those available commercially as needed by our customers.

The following graphic depicts xGnP® graphene nanoplatelets as a function of both layer thickness and aspect ratio (thickness by diameter), two key parameters which will influence their performance in a range of industrial applications.

XG Sciences’ Graphene Nanoplatelet Product Portfolio and Versus Graphite

Composites. These consist of compositions of specially designed xGnP® graphene nanoplatelets formulated in pre-dispersed mixtures that can be easily incorporated in various polymers. Our integrated composites portfolio includes pre-compounded resins derived from a range of thermoplastics as well as master batches of resins and xGnP® nanoplatelets and their combination with resins and fibers for use in various end-use applications that may include industrial, automotive and sporting goods and which have demonstrated efficacy in standard injection molding, compression molding, blow molding and 3-D processes, to name but a few. Our current product portfolio of polymer resins containing various forms of our xGnP® graphene nanoplatelets and in varying concentration includes polyurethane (XGPU), polypropylene (XGPP), polyethylene terephthalate (XGPET), vinyl ester (XGVE), polyetherimide (XGPEI) and high density polyethylene (XGHDPE). Others polymers may be added over time depending on the end-market and customer needs. In addition, we offer various bulk materials with demonstrated efficacy in plastic composites to impart improved physical performance to such matrices, which may be supplied as dry powders or as aqueous or solvent-based dispersions or cakes as described above. We have also targeted use of our graphene nanoplatelets as an additive in cement mixtures, which we believe results in improved barrier resistance, durability, toughness and corrosion protection. Our GNP® Concrete Additive promotes the formation of more uniform and smaller grain structure in cement. This fine-grain and uniform structure gives the concrete improvements in flexural and compressive strength. In addition, the embedded graphene nanoplatelets will stop cracks from forming and retard crack propagation, should any cracks form – the combination of which will improve lifetime and durability of cement.

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

Thermal Management Materials.  These consist mainly of various thermal interface materials (“TIM”) in the form of custom greases or pastes. Our  custom XG TIM® greases and pastes are also designed to be used in various high temperature environments. Additionally, we offer various bulk materials for use as active components in adhesives, liquids, coatings and plastic composites to impart improved thermal management performance to such matrices.

Our Focus Areas

We believe we are a “platform play” in advanced materials, because our proprietary processes allow us to produce varying grades of graphene nanoplatelets that can be mapped to a variety of applications and in many market segments. However, we are prioritizing our efforts in specific areas and with specific customers that we believe represent opportunities for either relatively near-term revenue or especially large and attractive markets. At this time, we are focused on four key vertical markets: Automotive, Sporting Goods, Packaging and Industrial. The following graphic provides examples of target applications within each of the four key verticals where XG Sciences has either commercial sales or is in development with one or more customers.

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

Commercialization Process

Because graphene is a new material, most of our customers are still developing applications that use our products. Commercialization is a process, the exact timing of which is often difficult to predict. It starts with our own internal R&D to validate performance for an identified market or customer-specific need. Our customers then validate the performance of our materials and determine whether our products can be incorporated into their manufacturing processes. This is initially done at pilot production scale levels. Our customers then have to introduce products that incorporate our materials to their own customers to validate performance. After their customers have validated performance, our customers will then move to commercial scale production. Every customer goes through the same process, but will do so at varying speeds, depending on the customer, the product application and the end-use market. Thus, we are not always able to predict when our customers will begin ordering commercial volumes of our materials or predict their expected volumes over time. However, as customers move through the process, we generally receive feedback and gain greater insights regarding their commercialization plans. According to our respective customers, the following are examples where our products are providing value to our customers at levels that are either in commercial production or we believe will warrant their use on a commercial basis.

•	In 2018, Callaway Golf Company introduced new dual-core Chrome Soft and Chrome Soft X golf balls incorporating our xGnP® graphene nanoplatelets into the outer core, resulting in a new class of golf ball that enables higher driving speeds, greater distance and increased control, which is allowing Calloway to command a premium price for their golf balls in the marketplace, and in 2019 Callaway expanded the use of our technology to incorporate our xGnP® into the ERC Soft line of golf balls;

•	The Ford Motor Company, after having demonstrated a 17 percent reduction in noise, a 20 percent improvement in mechanical properties and a 30 percent improvement in heat endurance properties compared with that of polyurethane foam used without graphene is now incorporating our graphene nanoplatelets for polyurethane based foam parts in over ten under hood components on the Ford F-150 and Mustang with initial production in 2018.

•	Light emitting diode module and product company demonstrated approximately 50% improvement in thermal management capability when compared to existing commercial thermal management products, translating into a 15% improvement in thermal management at the device level;

•	Lead acid battery manufacturers incorporating our materials in the commercial supply of batteries demonstrating improvements in measured cycle life, capacity and charge acceptance;

•	U.S. bottling company adopting commercial use of our graphene nanoplatelets in PET water bottles to improve modulus (10% with minimal affect to color and up to 200% with color change), shelf life and energy savings during processing;

•	Plastics composite part manufacturer demonstrating 7-30% improvement in strength and 40% improvement in modulus when used in sheet molding compound; and

•	Plastic composite parts manufacturer demonstrating 25% increase in tensile strength and 15% improvement in flex modulus for a high-density polyethylene composite, and Plastics manufacturer demonstrating up to 25% increase in tensile modulus, 15% increase in tensile strength and 8x increase in puncture impact for nylon-based thermoplastics.

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

Commercialization Trends

We are tracking the commercial and development status of more than 75 different customer applications using our materials with some customers pursuing multiple applications. As of March 31, 2019, we had eighteen specific customer applications where our materials are incorporated into our customers’ products and such customers are actively selling these products to their own customers. In addition, we have another twenty customer applications where our customers have indicated that they expect to begin shipping product incorporating our materials in the next 3 – 6 months and have another twenty-two customer applications where our customers have indicated an intent to commercialize in the next 6 – 9 months. We are also working with numerous additional customers that have not yet indicated an exact date for commercialization, but we believe have the potential to contribute to revenue in 2019. The following graphic demonstrates the commercialization trends over the past 8 fiscal quarters as an increasing number of customers indicate their intent to commercialize applications and move into actively selling or promoting products for future sales. We believe that the average order size for these customers will increase throughout 2019 as their demand grows. As a result, we believe we will begin shipping significantly greater quantities of our products, and thus continue scaling revenue through 2019.

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

Manufacturing Capacity

We completed the first phase of expansion in our newest 64,000 square-foot facility in the first half of 2018. The expansion has added 90 metric tons of graphene nanoplatelet production capacity, bringing the total capacity of the facility up to approximately 180 metric tons of dry powder. Phase two of the expansion was partially complete by year-end 2018 and resulted in up to ~270 metric tons of total graphene nanoplatelet output capacity at the facility. We expect to complete the last portion of this phase two expansion in the first half of 2019, resulting in up to ~400 metric tons of total graphene nanoplatelet output capacity. Our total graphene nanoplatelet output capacity across both of our manufacturing facilities, as of March 31, 2019, exceeded 300 metric tons per year and will increase to an approximate 450 metric tons by year-end. The expansions support our mission to continue commercializing the use of graphene in customer products across diverse industries. XG’s increasing capacity will support the growing demand for our products over the next several fiscal quarters. However, additional manufacturing capabilities for certain value-added products and certain bulk materials remain to be developed and may require the acquisition of additional facilities. In particular, the production processes for certain integrated products will require additional capital and may require additional facilities to meet expected future customer demand.

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

Our Intellectual Property

Some of our proprietary manufacturing processes were developed at Michigan State University (MSU) and licensed to us in 2006. We license three U.S. patents and patent applications from MSU. On August 8, 2016, we signed an agreement acquiring an exclusive license to Metna’s background IP for use of graphene nanoplatelets as additives to concrete mixtures. For purposes of the agreement, Metna’s background IP relates to the U.S. Patent 8,951,343. Also, on August 8, 2016, we entered into a second agreement for an exclusive license related to all Metna’s background technology and foreground technology, including any jointly-owned foreground technology where the end use is known to be any graphite additive dispersed in concrete mixtures. Over time, our scientists and engineers have made many further discoveries and inventions that are embodied in the form of (and as of March 31, 2019): eleven (11) additional U.S. patents, sixteen (16) foreign patents, eleven (11) additional U.S. patent applications and numerous trade secrets. For many of the applications filed in the U.S., additional filings are made in other countries such as the European Union, Japan, South Korea, China, Taiwan or other applicable countries. As of March 31, 2019, we maintained twenty-two (22) international patent applications. These filings and analyses are made on a case-by-case basis. Typically, patents that are defensive in nature are not filed abroad, while those that are protective of active XGS products or applications are filed in relevant countries abroad. Our general IP strategy is to keep as trade secrets those manufacturing processes that are difficult to enforce should they be disclosed and to seek patent coverage for other manufacturing processes, materials derived from those processes, unique combinations of materials and end uses of materials containing graphene nanoplatelets. We believe that the combination of our rights under the MSU license, our patents and patent applications, and our trade secrets create a strong intellectual property position.

Operating Segment

We have one reportable operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, conducts research on graphene nanoplatelets and related products, and licenses our technology as appropriate. As of March 31, 2019, we shipped products on a worldwide basis, but all of our assets were located within the United States.

Results of Operations for the Three Months Ended March 31, 2019 Compared with the Three Months Ended March 31, 2018

	For the Three Months Ended March 31,
	2019	2018	Change
Total Revenues	$857,278	$886,337	$(29,059)
Cost of Goods Sold	1,174,622	1,214,774	40,152
Gross Loss	(317,344)	(328,437)	11,093
Research & Development Expense	385,245	277,063	(108,182)
Sales, General & Administrative Expense	1,420,922	1,186,679	(234,243)
Total Operating Expense	1,806,167	1,463,742	(342,425)
Operating Loss	(2,123,511)	(1,792,179)	(331,332)
Other Expense	(76,665)	(81,916)	5,251
Net Loss	$(2,200,176)	$(1,874,095)	$(326,081)

Revenue

Revenues for the three months ended March 31, 2019 and 2018, by category, are shown below.

	For the Three Months Ended March 31,
	2019	2018	Change
Product Sales	$857,278	$886,337	$(29,059)
Licensing Revenues	—	—	—
Total	$857,278	$886,337	$(29,059)

Product sales consist of two broad categories: (1) material sold to customers for research or development purposes; and (2) production orders for customers. Typically, the order sizes for the first category are relatively small, however we expect orders in the second category to be much larger in the future. For the three months ended March 31, 2019, product sales decreased by $29,059, or 3% from the comparable period in the prior year. Customers are moving through development programs towards commercialization, requiring larger quantities of our materials for advanced testing, pilot production and commercial-scale production activities. We believe that those customers already in production will increase their order volume as demand increases and others will begin to move into commercial volume production as they gain more experience in working with our materials and engage their own customers. As a result of this movement, we shipped 11.1 MT of product, primarily in the form of dry powder in the three months ended March 31, 2019 as compared to 10.4 MT of dry powder shipped in the three months ended March 31, 2018.

We ship our products from our Lansing, MI manufacturing facilities to customers around the world. During the three months ended March 31, 2019, we shipped materials to customers in 13 countries, as compared to 12 countries during the same three-month period in 2018. For the three months ended March 31, 2019, shipments to one country, South Korea, accounted for more than 10% of product sales. For the three months ended, March 31, 2018, there were no shipments to any one country that accounted for more than 10% of product sales.

Order Summary

The table below shows a comparison of domestic and international orders fulfilled (note that this does not include orders for free samples). The table also includes the average order size for product sales. These numbers indicate that our customer base remains active with research and development projects that use our materials, but that the order size is increasing as more customers order for production purposes or approach commercial status with products using our materials. The average order size for the product revenue during the three months ended March 31, 2019 increased by 6.2% as compared to the same period in 2018. Although the average size of these orders is still relatively small, we have begun shipping in metric ton quantities to multiple customers.

	For the Three Months Ended March 31,		Change
	2019	2018		%
Number of orders – domestic	25	38	(13)	(34.2)
Number of orders – international	26	18	8	44.4
Number of orders – total	51	56	(5)	(8.9)
Average order size for product sales recorded in Statement of Operations	$16,809	$15,827	982	6.2

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

The following table shows the relationship of direct costs to product sales for the three months ended March 31, 2019 and 2018:

Direct Margin and Gross Profit Summary	For the Three Months Ended March 31,
	2019	2018	Change
Product Sales	$857,278	$886,337	$(29,059)
Direct Costs	681,153	468,191	(212,962)
Direct Cost Margin	176,125	418,146	(242,021)
% of Sales	20.5%	47.2%	(26.7)%

Unallocated Manufacturing Expense	493,469	746,583	(253,114)
Gross Loss on Product Sales	$(317,344)	$(328,437)	$11,093
% of Sales	(37.0)%	(37.1)%	0.1%

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

For the three months ended March 31, 2019, unallocated manufacturing expenses decreased by 34% to $493,469 as compared to $746,583 in 2018. The decrease of $253,114 is largely due to increased operating efficiencies at the Mason, MI facility since opening in mid-2018 as well as an increase in inventory for the three months ended March 31, 2019 as compared to the same period in the prior year.

Sales, General and Administrative Expenses

During the three months ended March 31, 2019, we incurred selling, general and administrative expenses (SG&A) of $1,420,921. This is an increase of approximately $234,243 or 19.7% from the same period in 2018. This increase in SG&A expense is related to both an increased hiring of skilled personnel to respond to customer needs and to promote growth. As we continue to grow and gain traction in the marketplace, we expect that our SG&A expenses will increase, but should stabilize and become more fixed in nature as we achieve economies of scale.

Research and Development Expenses

During the three months ended March 31, 2019, we incurred research and development expenses (R&D) of $385,246. This is an increase of $108,183 or 39% from the same period in 2018. This increase in R&D is primarily due to additional utilization of external testing services and other increased activities in our research and development area as we continue to commercialize and expand our sales reach.

Other Income (Expense)

The following table shows a comparison of other income and expense by major expense component for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018	$
Interest expense, net	$(76,665)	$(85,169)	8,504
Government incentives, net	—	3,253	(3,253)
Total	$(76,665)	$(81,916)	5,251

Interest expense, net of interest income in the three months ended March 31, 2019, decreased by $8,504 compared to the same period in 2018. The decrease is due to a decrease in the amount of indebtedness outstanding under the Dow Facility.

Government incentives include accruals for incentive awards from state and local government entities, these incentives often relate to new hires or job creation activities.

Liquidity and Capital Expenditures

Liquidity

We have historically incurred recurring losses from operations and we may continue to generate negative cash flows as we implement our business plan. Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of May 9, 2019  , we had cash on hand of $2,686,494. We believe our cash is sufficient to fund our operations through May 31, 2020 after taking into account various sources of funding and cash received from continued commercial sales transactions. Our primary means for raising funds since 2016 has been through our offering of shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten offering (the “Offering” or our “IPO”) and under a draw loan note and agreement with The Dow Chemical Company (the “Dow Facility”). On April 12, 2019, we completed the Offering, after selling 2,615,425 shares under the Registration Statement at a price of $8.00 per share for total proceeds of $20,923,400. We have $5 million of proceeds from the Dow Facility available to us, which we intend to be our primary source of liquidity at this time (See Note 3 to the condensed consolidated financial statements).

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

Critical Accounting Policies

In preparing the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), we have adopted various accounting policies. Our most significant accounting policies are disclosed in Note 2 to the consolidated financial statements included in our Form 10-K/A for the year ended December 31, 2018.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002*	Filed herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewith
101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 15, 2019	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer

Dated: May 15, 2019	By:	/s/ Jacqueline M. Lemke
	Name:	Jacqueline M. Lemke
	Title:	Chief Financial Officer

