Form 10-Q
period 2019-06-30
XG SCIENCES INC
filed 2019-08-14
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

or

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

As of August 14, 2019, there were 4,011,943 shares of the registrant’s common stock outstanding.

1

XG SCIENCES, INC.

FORM 10-Q

June 30, 2019

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

ITEM 1 - FINANCIAL STATEMENTS

XG SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)
	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,735,721	$4,703,834
Accounts receivable, less allowance for doubtful accounts of $26,000 at June 30, 2019 and $85,000 at December 31, 2018	269,539	859,054
Inventories	965,578	660,217
Other current assets	110,937	114,453
Total current assets	3,081,775	6,337,558
LONG-TERM ASSETS
Property, Plant and Equipment, Net	4,123,286	4,223,650

Restricted Cash for Letter of Credit	—	190,140

Lease Deposit	59,440	20,156

Intangible Assets, Net	733,056	690,646

Right of Use Asset	1,767,269	—
Total Long-Term Assets	6,683,051	5,124,592
TOTAL ASSETS	9,764,826	11,462,150

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	666,718	1,102,910
Other current liabilities	513,034	429,573
Deferred revenue	—	832
Current portion of long-term debt	—	196,723
Current portion of lease liabilities	461,603	3,613
Total current liabilities	1,641,355	1,733,651
LONG-TERM LIABILITIES
Long-term portion of lease liabilities	1,411,749	11,914
Long term debt	4,323,953	4,725,866
Total long-term liabilities	5,735,702	4,737,780
TOTAL LIABILITIES	7,377,057	6,471,431

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, 3,000,000 shares authorized, 1,890,354 shares issued and outstanding, liquidation value of $22,684,248 at June 30, 2019 and December 31, 2018	22,307,480	22,307,480
Common stock, no par value, 25,000,000 shares authorized, 4,011,943 and 3,760,268 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	32,301,876	30,268,476
Additional paid-in capital	8,280,579	8,101,923
Accumulated deficit	(60,502,166)	(55,687,160)
Total stockholders' equity	2,387,769	4,990,719
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	9,764,826	11,462,150

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. Dollars, except Share data)

(Unaudited)

	For the 3 Months Ended June 30,		For the 6 Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Product Sales	247,069	850,854	1,104,346	1,737,191
Total revenue	$247,069	$850,854	$1,104,346	$1,737,191
COST OF GOODS SOLD
Direct costs	196,411	563,260	877,564	1,031,451
Unallocated manufacturing expenses	599,745	542,689	1,093,214	1,289,272
Total cost of goods sold	796,156	1,105,949	1,970,778	2,320,723
GROSS LOSS	(549,087)	(255,095)	(866,432)	(583,532)
OPERATING EXPENSES
Research and development	384,767	287,082	770,013	564,146
Sales, general and administrative	1,486,380	1,147,794	2,907,301	2,334,473
Total operating expenses	1,871,147	1,434,876	3,677,314	2,898,619
OPERATING LOSS	(2,420,234)	(1,689,971)	(4,543,746)	(3,482,151)
OTHER INCOME (EXPENSE)
Interest expense, net	(78,277)	(83,805)	(154,941)	(168,974)
Government incentives, net				3,253
Total other expense	(78,277)	(83,805)	(154,941)	(165,721)
NET LOSS	$(2,498,511)	$(1,773,776)	$(4,698,687)	$(3,647,872)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic and diluted (in shares)	3,990,038	2,644,522	3,883,053	2,549,943
Net Loss Per Share - Basic and diluted (in dollars per share)	$(0.63)	$(0.67)	$(1.21)	$(1.43)

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. Dollars)

(Unaudited)

For the 6 Months Ended June 30, 2019
	Preferred stock (A)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2018	1,890,354	$22,307,480	3,760,268	$30,268,476	$8,101,923	$(55,687,160)	$4,990,719
Stock issued for cash	—	—	251,675	2,013,400	—	—	2,013,400
Stock issuance fees and expenses	—	—	—	(20,000)	—	—	(20,000)
Transition adjustment for adoption of new lease standard	—	—	—	—	—	(116,319)	(116,319)
Stock-based compensation	—	—	—	40,000	178,656	—	218,656
Net loss	—	—	—	—	—	(4,698,687)	(4,698,687)

Balances, June 30, 2019	1,890,354	$22,307,480	4,011,943	$32,301,876	$8,280,579	$(60,502,166)	$2,387,769

For the 6 Months Ended June 30, 2018
	Preferred stock (A)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2017	1,857,816	$21,917,046	2,353,350	$19,116,012	$7,831,958	$(47,767,544)	$1,097,472
Stock issued for cash	—	—	493,175	3,945,400	—	—	3,945,400
Stock issuance fees and expenses	—	—	—	(66,598)	—	—	(66,598)
Preferred stock issued to pay capital lease obligations	14,280	171,343	—	—	—	—	171,343
Stock-based compensation	—	—	—	40,000	134,231	—	174,231
Net loss	—	—	—	—	—	(3,647,872)	(3,647,872)

Balances, June 30, 2018	1,872,096	$22,088,389	2,846,525	$23,034,814	$7,966,189	$(51,415,416)	$1,673,976

For the 3 Months Ended June 30, 2019
	Preferred stock (A)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, March 31, 2019	1,890,354	$22,307,480	3,811,518	$30,682,476	$8,190,211	$(58,003,655)	$3,176,512
Stock issued for cash	—	—	200,425	1,603,400	—	—	1,603,400
Stock issuance fees and expenses	—	—	—	(4,000)	—	—	(4,000)
Stock-based compensation	—	—	—	20,000	90,368	—	110,368
Net loss	—	—	—	—	—	(2,498,511)	(2,498,511)

Balances, June 30, 2019	1,890,354	$22,307,480	4,011,943	$32,301,876	$8,280,579	$(60,502,166)	$2,387,769

For the 3 Months Ended June 30, 2018
	Preferred stock (A)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, March 31, 2018	1,864,956	$22,002,717	2,555,275	$20,741,574	$7,899,722	$(49,641,639)	$1,002,374
Stock issued for cash	—	—	291,250	2,330,000	—	—	2,330,000
Stock issuance fees and expenses	—	—	—	(56,760)	—	—	(56,760)
Preferred stock issued to pay capital lease obligations	7,140	85,672	—	—	—	—	85,672
Stock-based compensation	—	—	—	20,000	66,467	—	86,467
Net loss	—	—	—	—	—	(1,773,776)	(1,773,776)

Balances, June 30, 2018	1,872,096	$22,088,389	2,846,525	$23,034,814	$7,966,189	$(51,415,415)	$1,673,977

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,698,687)	$(3,647,872)
Depreciation	388,110	442,231
Amortization of intangible assets	31,716	26,434
Provision for bad debts	26,000	5,000
Stock-based compensation expense	218,656	174,231
Non-cash interest expense	39,584	170,311
Non-cash equipment rent expense	—	106,164
Changes in current assets and liabilities:
Accounts receivable	563,515	(207,620)
Inventory	(305,361)	(72,173)
Other current and non-current assets	(46,002)	(101,249)
Accounts payable and other liabilities	(353,563)	755,506
NET CASH USED IN OPERATING ACTIVITIES	(4,136,032)	(2,349,037)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(287,746)	(1,707,364)
Purchases of intangible assets	(74,127)	(72,731)
NET CASH USED IN INVESTING ACTIVITIES	(361,873)	(1,780,095)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	(15,528)	(10,661)
Repayments of long-term loan debt	(638,220)	—
Proceeds from issuance of common stock	2,013,400	3,945,400
Common stock issuance fees and expenses	(20,000)	(66,598)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,339,652	3,868,141

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(3,158,253)	(260,991)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	4,893,974	3,041,590
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	1,735,721	2,780,599

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	64,626	430
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of preferred stock issued for AAOF capital lease obligations	—	171,343

*For reporting purposes, restricted cash was included with Cash and Cash Equivalents beginning in April 2018. It has been included in the 2018 Cash and Cash Equivalents amount for the first six months of 2018 for comparable purposes.

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

XG Sciences, Inc., a Michigan company located in Lansing, Michigan and its subsidiary, XG Sciences IP, LLC (collectively referred to as “we”, “us”, “our”, or the “Company”) manufactures graphene nanoplatelets made from graphite, using two proprietary manufacturing processes to split natural flakes of crystalline graphite into very small and thin particles, which we sell as xGnP® graphene nanoplatelets. We sell our nanoplatelets in the form of bulk powders or dispersions to other companies for use as additives to make composite and other materials with specialty engineered characteristics. We also manufacture and sell integrated, value-added products containing these graphene nanoplatelets such as greases, composites, thin sheets, inks and coating formulations that we sell to other companies. Additionally, we have licensed our technology to other companies in exchange for royalties and other fees.

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, together with amounts disclosed in the related notes to the financial statements. Actual results and outcomes may differ from our estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in these condensed consolidated financial statements include, but are not limited to, those related to revenue, accounts receivable and related allowances, inventory valuations, contingencies, useful lives and recovery of long-term assets, including intangible assets, income taxes, and the fair value of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate.

NOTE 2 – UPDATES TO SIGNIFICANT ACCOUNTING POLICIES

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

We have also out-licensed certain intellectual property to licensees under terms and conditions of license agreements that specify the   intellectual property licensed, the territory, and the type of license. In exchange for these licenses, we have recorded revenues associated with the initial granting of the license and expect to receive royalties based on sales of products produced under these licenses. License revenues are recorded to reflect our performance of requirements under these license agreements. In addition, we record royalty revenues from licensees at the time they are earned.

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

As of August 12, 2019, we had cash on hand of $2,680,604. We believe our cash is sufficient to fund our operations through August 31, 2020 after taking into account various sources of funding and cash received from continued commercial sales transactions. Our primary means for raising funds since 2016 has been through our offering of shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten offering (the “Offering” or our “IPO”) and under a draw loan note and agreement with The Dow Chemical Company (the “Dow Facility”). On April 12, 2019, we completed the Offering, after selling 2,615,425 shares under the Registration Statement at a price of $8.00 per share for total proceeds of $20,923,400. On July 8, 2019 we borrowed $2 million under the draw loan note and agreement with The Dow Chemical Company (the “Dow Facility”). We have $3 million of proceeds from the Dow Facility available to us, which we intend to be our primary source of liquidity at this time (See Note 3).

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory

The following amounts were included in inventory at the end of the period:
	June 30,	December 31,
	2019	2018
Raw materials	$66,395	$48,371
Consumables	160,630	188,764
Finished goods	738,553	423,082
Total	$965,578	$660,217

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

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Dow Facility is senior to our other debt and is secured by all of our assets. It matures on December 1, 2021 (subject to certain mandatory prepayments based on our equity financing activities). When we raise a cumulative amount of equity capital exceeding $15 million, we are required to prepay an amount equal to 30% of the amount raised over $15 million, but less than $25 million. We began these prepayments on equity raised as of September 10, 2018. Interest was payable beginning January 1, 2017, although we had elected, per the Dow facility, to capitalize the interest as part of the outstanding debt through January 1, 2019. Beginning April 1, 2019, current interest is payable in cash on the first day of each quarter, and accordingly, has been paid on April 1, 2019 and July 1, 2019 in the amounts of $64,626 and $59,709, respectively.

Dow received warrant coverage of one share of common stock for each $40 in loans received by us, equating to 20% warrant coverage, with an exercise price of $8.00 per share for the warrants issued at closing of the initial $2 million draw. After the initial closing, the strike price of future warrants issued is subject to adjustment if we sell shares of common stock at a lower price. As of June 30, 2019, we had issued 125,000 warrants to Dow, which are exercisable on or before the expiration date of December 1, 2023.

The aforementioned warrants meet the criteria for classification within stockholders’ equity. Proceeds were allocated between the debt and the warrants at their relative fair value. The total debt discount on the Dow Facility was approximately $372,372. The debt discount is being amortized to interest expense using the effective interest method over the term of the loans using an average effective interest rate of 7.67%. During the six months ended June 30, 2019, we recognized $163,919 of amortization expense consisting of $124,335 interest expense and $39,584 of amortization from debt discount accretion related to the Dow Facility. We have repaid $816,710 of outstanding principal on the debt, resulting in a carrying value of $4,323,953 for the Dow Facility as of June 30, 2019.

The Dow Facility entitles Dow to appoint an observer to our Board. Dow will maintain this observation right until the later of December 1, 2019 or when the amount of principal and interest outstanding under the Dow Facility is less than $5 million.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK WARRANTS ACCOUNTED FOR AS EQUITY INSTRUMENTS

The following table summarizes the warrants (including the warrants previously accounted for as derivatives) outstanding at June 30, 2019, which are accounted for as equity instruments, all of which are exercisable:

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

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock, no par value per share of which 4,011,943 and 3,760,268 shares were issued and outstanding as of June 30, 2019 and December 31, 2018, respectively.

During the six months ended June 30, 2019 the Company issued 251,675 shares of common stock pursuant to the Offering. During the six months ended June 30, 2018 the Company issued 493,175 shares of common stock pursuant to the Offering. Upon its completion on April 12, 2019, the Company had sold 2,615,425 shares of common stock in its IPO at a price of $8.00 per share for gross proceeds of $20,923,400.

Potentially dilutive securities consist of shares potentially issuable pursuant to stock options and warrants as well as shares that would result from full conversion of all outstanding convertible securities. These potentially dilutive securities were 3,013,987 and 2,903,987 as of June 30, 2019 and 2018, respectively, and are excluded from diluted net loss per share calculations because they are anti-dilutive.

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

As of June 30, 2019, and December 31, 2018, the Company had 1,890,354 shares of Series A Preferred Stock issued and outstanding which is currently convertible into 3,544,414 shares of our common stock.

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

On September 30, 2018 and August 10, 2017, the Company granted each Board member 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and vest ratably over a four-year period beginning on the one-year anniversary. The options had an aggregate grant date fair value of $29,580 and $26,120 on September 30, 2018 and August 10, 2017, respectively. The restricted stock issued to the Board members has an aggregate fair value of $160,000 and vest ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of June 30, 2019, 20,000 of the 20,000 shares of restricted stock issued had vested, resulting in compensation expense of $20,000 for the period ended June 30, 2019.

During the three months ended June 30, 2019, the Company granted 20,000 employee stock options. The options were granted at a price of $8.00 per share and had an aggregate grant date fair value of $61,644. The options vest ratably over a four-year period beginning on the one-year anniversary. The fair value of the options granted was estimated on the date of grant using the Black Scholes option-pricing model using the following assumptions: Stock price: $8.00, Exercise Price: $8.00, Expected Term: 4.75 years, Volatility: 42.71%, Risk free rate: 1.76%, Dividend rate: 0%.

All options granted thus far under the 2017 Plan have an exercise price of $8.00 per share and vesting of the options ranges from immediate to 25% per year, with most options vesting 25% per year beginning on the one-year anniversary of the grant date. The options expire seven years from the date of grant.

Stock-based compensation expense was $110,368    for the three months ended June 30, 2019. As of June 30, 2019, there was approximately $632,744 in unrecognized compensation cost related to the options granted under the 2017 plan. We expect to recognize these costs over the remaining vesting terms, ranging from 3 to 4 years.

A summary of the stock options available as of June 30, 2019 is as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Options outstanding at March 31, 2019	805,375	$8.00
Changes during the period:
Expired	—	8.00
New Options Granted – at market price	20,000	8.00
Options outstanding at June 30, 2019	825,375	$8.00
Options exercisable at June 30, 2019	384,025	$8.00

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LEASES

Right of Use Asset and Leased Liability:

Estimated Lease Life – Lease term through December 2022

Right-of-use lease assets- operating as of March 31, 2019	$1,871,366
Less: Accumulated amortization	(104,097)
Right-of-use lease assets- operating as of June 30, 2019	$1,767,269

Lease liability-operating as of March 31, 2019	$1,981,795
Less: Accumulated Amortization	(108,443)
Lease liability operating-as of June 30, 2019	$1,873,352

Operating lease expense for the three months ended June 30, 2019	$150,557
Actual remaining lease payments	$2,214,410
Present value of remaining payments	$1,873,352

Supplemental cash flow information related to leases:

Leases
Three months
ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$154,903
Weighted average remaining lease term- operating leases (in months)	40
Weighted average discount rate- operating leases (annual)	9.98%
Maturities of leases liabilities were as follows:
Year ending December 31, 2019 (excluding the three months ended June 30, 2019)	$309,806
Year ending December 31, 2020	622,878
Year ending December 31, 2021	638,178
Year ending December 31, 2022	643,547
Total Lease payments	2,214,409
Less imputed interest	(341,057)
Total	$1,873,352

With the exception of the standards discussed above, we believe there have been no new accounting pronouncements issued that would have a material impact, to our Consolidated Financial Statements.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

We have a licensing agreement for exclusive use of patents and pending patents with Michigan State University (“MSU”), a shareholder of the Company via the MSU Foundation. During the three months ended June 30, 2019 and 2018 we recorded licensing expense of $12,500 per quarter.

We have also entered into product licensing agreements with certain other shareholders. No royalty revenue or expenses have been recognized related to these agreements during the three and six months ended June 30, 2019 or the three and six months ended June 30, 2018.

During the three months ended June 30, 2019 we did not issue any Series A Preferred stock. For the six months ended June 30, 2018, we issued 7,140 shares of Series A Preferred stock to AAOF as payment for lease financing obligations under the terms of the Master Lease Agreement, dated March 18, 2013.

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

Cumulative Customers, By Year

We believe average order size is an early indicator of commercial traction. The majority of our customers are still ordering in smaller quantities consistent with their development and engineering qualification work. As can be seen in the chart below, our quarterly average order size was relatively modest until the second half of 2017, when a number of customers reached commercial status with different product applications. The data below represents orders shipped in the respective quarter and exclude no charge orders targeted mainly for R&D purposes. Despite the average order size decreasing during the three months ended June 20, 2019, we believe that it will continue to increase as more customers commercialize products using our materials. In the three months ended June 30, 2019 the average order size was $4,575, a decrease of 60% from $11,345 for the three months ended June 30, 2018. In the 3 months ended June 30, 2019 we shipped 4.1 MT of product, primarily in the form of dry powder, a decrease of 63% over the 3 months ended March 31, 2019.

Average Order Size of Fulfilled Orders
$18,000
$16,000
$14,000
$12,000
$10,000
$8,000
$6,000
$4,000
$2,000
$-
Q3'17
Q4'17
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19

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

The well-publicized isolation and characterization of graphene in 2004 at the University of Manchester, has spawned a new class of 2D materials based on layers of carbon atoms arranged in a hexagonal array and each carbon having lone pair electrons. The unique characterization and related performance of this new class of materials is derived from their two-dimensional nature and their composition of sp2 carbon atoms arranged in a hexagonal array. The ability of any new material to be exploited in industrial applications will depend on its fit-for-performance. In the case of graphene nanoplatelets, the fit-for-performance is very much related to their aspect ratio (among other factors) such that the diameter is greater than the thickness and is what differentiates the material from bulk graphite of high crystallinity and purity. We classify nanoplatelets consisting of largely basel planes of carbon atoms packed in a hexagonal array (i.e., graphene) as graphene nanoplatelets so long as their aspect ratio may be classified as two-dimension and are thus in the form of platelets. Such a definition implies that the thickness is nanoscale – GNPs having a thickness in the range from generally 0.6 nanometers and up to many 10’s of nanometers. We have chosen to utilize the definitions as set out by the Carbon Journal editorial team (Carbon, volume 65, pp.1-6) and Fullerex (Bulk Graphene Pricing Report, 2019) which provides classification for the various material types which provide meaningful descriptions of commercially available graphene.

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

Commercialization Trends

We are tracking the commercial and development status of more than 75 different customer applications using our materials with some customers pursuing multiple applications. As of June 30, 2019, we had twenty specific customer applications where our materials are incorporated into our customers’ products and such customers are actively selling these products to their own customers. In addition, we have another eighteen customer applications where our customers have indicated that they expect to begin shipping product incorporating our materials in the next 3 – 6 months and have another twenty-six customer applications where our customers have indicated an intent to commercialize in the next 6 – 9 months. We are also working with numerous additional customers that have not yet indicated an exact date for commercialization, but we believe have the potential to contribute to revenue in 2019. The following graphic demonstrates the commercialization trends over the past 8 fiscal quarters as an increasing number of customers indicate their intent to commercialize applications and move into actively selling or promoting products for future sales. We believe that the average order size for these customers will increase throughout 2019 as their demand grows. As a result, we believe we will begin shipping significantly greater quantities of our products, and thus continue scaling revenue through 2019.

70
60
50
40
30
20
10
0
12
13
15
20
9
16
18
12
17
16
14
18
17
17
19
20
18
19
22
20
18
26
18
20
Q3'17
Q4'17
Q1'18
Q2'18
Q3'18
Q4'18
Q1'19
Q2'19
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

Manufacturing Capacity

We completed the first phase of expansion in our newest 64,000 square-foot facility in the first half of 2018. The expansion has added 90 metric tons of graphene nanoplatelet production capacity, bringing the total capacity of the facility up to approximately 180 metric tons of dry powder. Phase two of the expansion was partially complete by year-end 2018 and resulted in up to ~270 metric tons of total graphene nanoplatelet output capacity at the facility. We expect to complete the last portion of this phase two expansion in the first half of 2019, resulting in up to ~400 metric tons of total graphene nanoplatelet output capacity. Our total graphene nanoplatelet output capacity across both of our manufacturing facilities, as of June 30, 2019, exceeded 300 metric tons per year and will increase to an approximate 450 metric tons by year-end. The expansions support our mission to continue commercializing the use of graphene in customer products across diverse industries. XG’s increasing capacity will support the growing demand for our products over the next several fiscal quarters. However, additional manufacturing capabilities for certain value-added products and certain bulk materials remain to be developed and may require the acquisition of additional facilities. In particular, the production processes for certain integrated products will require additional capital and may require additional facilities to meet expected future customer demand.

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

Our Intellectual Property

Some of our proprietary manufacturing processes were developed at Michigan State University (MSU) and licensed to us in 2006. We license three U.S. patents and patent applications from MSU. On August 8, 2016, we signed an agreement acquiring an exclusive license to Metna’s background IP for use of graphene nanoplatelets as additives to concrete mixtures. For purposes of the agreement, Metna’s background IP relates to the U.S. Patent 8,951,343. Also, on August 8, 2016, we entered into a second agreement for an exclusive license related to all Metna’s background technology and foreground technology, including any jointly-owned foreground technology where the end use is known to be any graphite additive dispersed in concrete mixtures. Over time, our scientists and engineers have made many further discoveries and inventions that are embodied in the form of (and as of June 30, 2019): fifteen (15) additional U.S. patents, eighteen (18) foreign patents, ten (10) additional U.S. patent applications and numerous trade secrets. For many of the applications filed in the U.S., additional filings are made in other countries such as the European Union, Japan, South Korea, China, Taiwan or other applicable countries. As of June 30, 2019, we maintained twenty (20) international patent applications. These filings and analyses are made on a case-by-case basis. Typically, patents that are defensive in nature are not filed abroad, while those that are protective of active XGS products or applications are filed in relevant countries abroad. Our general IP strategy is to keep as trade secrets those manufacturing processes that are difficult to enforce should they be disclosed and to seek patent coverage for other manufacturing processes, materials derived from those processes, unique combinations of materials and end uses of materials containing graphene nanoplatelets. We believe that the combination of our rights under the MSU license, our patents and patent applications, and our trade secrets create a strong intellectual property position.

Operating Segment

We have one reportable operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, conducts research on graphene nanoplatelets and related products, and licenses our technology as appropriate. As of June 30, 2019, we shipped products on a worldwide basis, but all of our assets were located within the United States.

Results of Operations for the Three and Six Months Ended June 30, 2019 Compared with the Three and Six Months Ended June 30, 2018

Summary Income Statement	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Total Revenues	$247,069	$850,854	$(603,785)	$1,104,346	$1,737,191	(632,845)
Cost of Goods Sold	796,156	1,105,949	(309,793)	1,970,778	2,320,723	(349,945)
Gross Loss	(549,087)	(255,095)	(293,992)	(866,432)	(583,532)	(282,900)
Research & Development Expense	384,767	287,082	97,685	770,013	564,146	205,867
Sales, General & Administrative Expense	1,486,380	1,147,794	338,586	2,907,301	2,334,473	572,828
Total Operating Expense	1,871,147	1,434,876	436,271	3,677,314	2,898,619	778,695
Operating Loss	(2,420,234)	(1,689,971)	(730,263)	(4,543,746)	(3,482,151)	(1,061,595)
Other Expense	(78,277)	(83,805)	5,528	(154,941	(165,721)	10,780
Net Loss	$(2,498,511)	$(1,773,776)	$(724,735)	$(4,698,687)	$(3,647,872)	$(1,050,815)

Revenue

Revenues for the three months and six months ended June 30, 2019 and 2018, by category, are shown below.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Product Sales	$247,069	$850,854	$(603,785)	$1,104,346	$1,737,191	$(632,845)
Total	$247,069	$850,854	$(603,785)	$1,104,346	$1,737,191	$(632,845)

The decrease in Product sales for the three months ended June 30, 2019 versus the same period last year, is primarily the result of a large customer pre-buying their inventory needs in quarter 4 of the prior year and, partially, in quarter 1 of the current year. This customer, although delaying reorders, continues to use our product in their manufacturing processes. We have a very strong customer pipeline and continue to establish a robust baseline of customers who are nearing commercial status. We believe that once these customers reach commercial status with products that incorporate our products, each will begin to order from us on a regular basis, which will help to mitigate the quarter to quarter revenue variability.

Product sales consist of two broad categories: (1) material sold to customers for research or development purposes; and (2) production orders for customers. Typically, the order sizes for the first category are relatively small, however we expect orders in the second category to be much larger in the future. For the three months ended June 30, 2019, product sales decreased by $603,785, or 71% from the comparable period in the prior year and for the six months ended June 30, 2019, product sales decreased by $632,845, or 36% from the comparable period in the prior year. The drop in revenue for the three months ended June 30, 2019 is due to our largest customer suspending orders during the period. The customer has not stopped using our products, but rather, is working down material pre-ordered in the latter half of 2018 and currently held in inventory and being used to produce their products. In the three months ended March 31, 2019, this customer purchased $565,946 of our product, representing 94% of the revenue decrease for the three months ended June 30, 2019 and 90% of the revenue decrease for the six months ended June 30, 2019. This customer continues to ship their products incorporating our material and we expect they will work down existing inventory, and over the next several quarters will resume purchasing our products at historical levels. Customers are moving through development programs towards commercialization, requiring larger quantities of our materials for advanced testing, pilot production and commercial-scale production activities. We believe that those customers already in production will increase their order volume as demand increases and others will begin to move into commercial volume production as they gain more experience in working with our materials and engage their own customers.

We ship our products from our Lansing, MI manufacturing facilities to customers around the world. During the six months ended June 30, 2019, we shipped materials   to customers in 20 countries, as compared to 22 countries during the same period in 2018. For the six months ended June 30, 2019, sales to one country, South Korea, accounted for more than 10% of revenue. For the six months ended, June 30, 2018, no product sales to any one country accounted for more than 10% of product sales. During the three months ended June 30, 2019, we shipped materials to customers in 17 countries, as compared to 17 countries during the same period in 2018. For the three months ended June 30, 2019, sales to one country, South Korea, accounted for more than 10% of revenue. For the three months ended, June 30, 2018, no product sales to any one country accounted for more than 10% of product sales.

Order Summary

The table below shows a comparison of domestic and international orders fulfilled (excluding orders for free samples). The table also includes the average order size for product sales. The average order size for product revenue during the three months and six months ended June 30, 2019 decreased by 60% and 21%, respectively, as compared to the same period in 2018. The relatively small average order size means that the majority of our customer base remains active with research and development projects that only use limited amounts of our material. We expect our average order size to increase significantly as more customers reach commercial status.

Order Summary	For the Three Months Ended June 30,			For the Six Months Ended June 30,
(unaudited)	2019	2018	Change	2019	2018	Change

Number of orders - domestic	26	47	(21)	51	82	(31)
Number of orders - international	28	28	—	54	49	5
Number of orders - total	54	75	(21)	105	131	(26)
Average order size for product sales recorded in our Statement of Operations	$4,575	$11,345	$(6,770)	$10,518	$13,261	$(2,743)
% change			(60%)			(21%)

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

The following table shows the relationship of direct costs to product sales for the three months and six months ended June 30, 2019 and 2018:

Gross Profit Summary	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change

Product Sales	$247,069	$850,854	$(603,785)	$1,104,346	$1,737,191	$(632,845)
Direct Costs	196,411	563,260	(366,849)	877,564	1,031,451	(153,887)
Direct Cost Margin	$50,658	$287,594	$(236,936)	$226,782	$705,740	$(478,958)
% of Sales	20.5%	33.8%		20.5%	40.6%
Unallocated Manufacturing Expense	599,745	542,689	57,056	1,093,214	1,289,272	(196,058)
Gross Loss on Product Sales	$(549,087)	$(255,095)	$(293,992)	$(866,432)	$(583,532)	$(282,900)

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

For the three months ended June 30, 2019, unallocated manufacturing expenses increased by 11% to $599,745 as compared to $542,689 in 2018. The increase of $57,056 is largely due to increased production personnel at the Mason, MI facility which opened in mid-2018.

For the six months ended June 30, 2019, unallocated manufacturing expenses decreased by 15% to $1,093,214 as compared to $1,289,272 in 2018. The decrease of $196,058 is largely due to lower equipment rental costs.

Sales, General and Administrative Expenses

During the three months ended June 30, 2019, we incurred selling, general and administrative expenses (SG&A) of $1,486,380. This is an increase of approximately $338,586 or 29.5% from the same period in 2018. This increase in SG&A expense is related to an increased hiring of skilled personnel to respond to customer needs and to promote growth. Professional fees increased due to the change in auditors that occurred toward the end of 2018. As we continue to grow and gain traction in the marketplace, we expect that our SG&A expenses will increase, but should stabilize and become more fixed in nature as we achieve economies of scale.

During the six months ended June 30, 2019 we incurred selling, general and administrative expenses (SG&A) of $2,907,301. This is an increase of $572,828 from the same period in 2018, primarily due to increases in personnel costs as our sales team expands.

Research and Development Expenses

During the three months ended June 30, 2019, we incurred research and development expenses (R&D) of $384,767. This is an increase of $97,685 or 34% from the same period in 2018. This increase in R&D is primarily due to additional utilization of external testing services and other increased activities in our research and development area as we continue to commercialize and expand our sales reach.

Research and development expenses for the six months ended June 30, 2019 were $770,013 as compared to $564,146 for the same period in 2018, an increase of $205,867.

Other Income (Expense)

The following table shows a comparison of other income and expense by major expense component for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Interest expense, net	$(78,277)	$(83,805)	$5,528	$(154,941)	$(168,974)	$14,033
Government incentives, net	—	—	—	—	3,253	(3,253)
Total	$(78,277)	$(83,805)	$5,528	$(154,941)	$(165,721)	$10,780

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

As of August 12, 2019, we had cash on hand of $2,680,604. We believe our cash is sufficient to fund our operations for at least twelve months after taking into account various sources of funding and cash received from continued commercial sales of our products. Our primary means for raising funds since 2016 has been through our offering of shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten offering (the “Offering” or our “IPO”) and under a draw loan note and agreement with The Dow Chemical Company (the “Dow Facility”). On April 12, 2019, we completed the Offering, after selling 2,615,425 shares under the Registration Statement at a price of $8.00 per share for total proceeds of $20,923,400. On July 8, 2019 we borrowed $2 million under the draw loan note and agreement with The Dow Chemical Company (the “Dow Facility”). We have $3 million of proceeds from the Dow Facility available to us, which we intend to use as our primary source of liquidity in the event we need more funding (See Note 3).

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 14, 2019	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer

Dated: August 14, 2019	By:	/s/ Jacqueline M. Lemke
	Name:	Jacqueline M. Lemke
	Title:	Chief Financial Officer

