Form 10-Q
period 2019-09-30
XG SCIENCES INC
filed 2019-11-14
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

or

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

(517) 703-1110

(Issuer Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

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

As of November 14, 2019, there were 4,024,443 shares of the registrant’s common stock outstanding.

1

XG SCIENCES, INC.

FORM 10-Q

September 30, 2019

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

ITEM 1 - FINANCIAL STATEMENTS

XG SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)
	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$1,485,407	$4,703,834
Accounts receivable, less allowance for doubtful accounts of $26,000 at September 30, 2019 and $85,000 at December 31, 2018	246,080	859,054
Inventories	854,516	660,217
Other current assets	195,987	114,453
Total current assets	2,781,990	6,337,558
LONG-TERM ASSETS
Property, Plant and Equipment, Net	3,955,815	4,223,650

Restricted Cash for Letter of Credit	—	190,140

Lease Deposits and other	77,544	20,156

Intangible Assets, Net	735,669	690,646

Right of Use Asset	1,723,859	—
Total Long-Term Assets	6,492,887	5,124,592
TOTAL ASSETS	$9,274,877	$11,462,150

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$685,144	$1,102,910
Other current liabilities	463,241	429,573
Deferred revenue	—	832
Current portion of long-term debt	—	196,723
Current portion of lease liabilities	506,671	3,613
Total current liabilities	1,655,056	1,733,651
LONG-TERM LIABILITIES
Long-term portion of lease liabilities	1,319,019	11,914
Long term debt	6,210,400	4,725,866
Total long-term liabilities	7,529,419	4,737,780
TOTAL LIABILITIES	$9,184,475	$6,471,431

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, 3,000,000 shares authorized, 1,890,354 shares issued and outstanding, liquidation value of $22,684,248 at September 30, 2019 and December 31, 2018, respectively	22,307,480	22,307,480
Common stock, no par value, 25,000,000 shares authorized, 4,024,443 and 3,760,268 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	32,326,876	30,268,476
Additional paid-in capital	8,528,905	8,101,923
Accumulated deficit	(63,072,859)	(55,687,160)
Total stockholders' equity	90,402	4,990,719
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,274,877	$11,462,150

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(U.S. Dollars, except Share data)

(Unaudited)

	For the 3 Months Ended September 30,		For the 9 Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Product Sales	$123,247	$1,126,385	$1,227,594	$2,863,575
COST OF GOODS SOLD
Direct costs	73,113	708,249	950,677	1,739,700
Unallocated manufacturing expenses	862,280	544,867	1,955,494	1,834,138
Total cost of goods sold	935,393	1,253,116	2,906,171	3,573,838
GROSS LOSS	(812,146)	(126,731)	(1,678,577)	(710,263)
OPERATING EXPENSES
Research and development	381,511	435,956	1,151,524	1,000,101
Sales, general and administrative	1,266,037	1,297,179	4,173,338	3,631,652
Total operating expenses	1,647,548	1,733,135	5,324,862	4,631,753
OPERATING LOSS	(2,459,694)	(1,859,866)	(7,003,439)	(5,342,016)
OTHER INCOME (EXPENSE)
Interest expense, net	(110,999)	(81,926)	(265,941)	(250,900)
Government incentives, net	—	—	—	3,253
Total other expense	(110,999)	(81,926)	(265,941)	(247,647)
NET LOSS	$(2,570,693)	$(1,941,792)	$(7,269,380)	$(5,589,663)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic and diluted (in shares)	4,011,943	3,044,815	3,926,488	2,716,713
Net Loss Per Share - Basic and diluted (in dollars per share)	$(0.64)	$(0.64)	$(1.85)	$(2.06)

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(U.S. Dollars)

(Unaudited)

For the Nine Months Ended September 30, 2019
	Preferred stock (A)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2018	1,890,354	$22,307,480	3,760,268	$30,268,476	$8,101,923	$(55,687,160)	$4,990,719
Stock issued for cash	—	—	251,675	2,013,400	—	—	2,013,400
Stock issuance fees and expenses	—	—	—	(20,000)	—	—	(20,000)
Transition adjustment for adoption of new lease standard	—	—	—	—	—	(116,319)	(116,319)
Stock-based compensation	—	—	12,500	65,000	273,814	—	338,814
Warrants issued with Dow financing	—	—	—	—	153,168	—	153,168
Net loss	—	—	—	—	—	(7,269,380)	(7,269,380)

Balances, September 30, 2019	1,890,354	$22,307,480	4,024,443	$32,326,876	$8,528,905	$(63,072,859)	$90,402

For the Nine Months Ended September 30, 2018
	Preferred stock (A)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, December 31, 2017	1,857,816	$21,917,046	2,353,350	$19,116,012	$7,831,958	$(47,767,544)	$1,097,472
Stock issued for cash	—	—	967,668	7,741,344	—	—	7,741,344
Stock issuance fees and expenses	—	—	—	(99,943)	—	—	(99,943)
Preferred stock issued to pay capital lease obligations	24,943	299,297	—	—	—	—	299,297
Stock-based compensation	—	—	10,000	60,000	200,980	—	260,980
Net loss	—	—	—	—	—	(5,589,663)	(5,589,663)

Balances, September 30, 2018	1,882,759	$22,216,343	3,331,018	$26,817,413	$8,032,938	$(53,357,207)	$3,709,487

For the Three Months Ended September 30, 2019
	Preferred stock (A)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, June 30, 2019	1,890,354	$22,307,480	4,011,943	$32,301,876	$8,280,579	$(60,502,166)	$2,387,769
Stock issued for cash	—	—	—	—	—	—	—
Stock issuance fees and expenses	—	—	—	—	—	—	—
Stock-based compensation	—	—	12,500	25,000	95,158	—	120,158
Warrants issued with Dow financing	—	—	—	—	153,168	—	153,168
Net loss	—	—	—	—	—	(2,570,693)	(2,570,693)

Balances, September 30, 2019	1,890,354	$22,307,480	4,024,443	$32,326,876	$8,528,905	$(63,072,859)	$90,402

For the Three Months Ended September 30, 2018
	Preferred stock (A)		Common stock		Additional paid-in	Accumulated
	Shares	Amount	Shares	Amount	capital	deficit	Total
Balances, June 30, 2018	1,872,096	$22,088,389	2,846,525	$23,034,814	$7,966,189	$(51,415,415)	$1,673,977
Stock issued for cash	—	—	474,493	3,795,944	—	—	3,795,944
Stock issuance fees and expenses	—	—	—	(33,345)	—	—	(33,345)
Preferred stock issued to pay capital lease obligations	10,663	127,954	—	—	—	—	127,954
Stock-based compensation	—	—	10,000	20,000	66,749	—	86,749
Net loss	—	—	—	—	—	(1,941,792)	(1,941,792)

Balances, September 30, 2018	1,882,759	$22,216,343	3,331,018	$26,817,413	$8,032,938	$(53,357,207)	$3,709,487

See notes to unaudited condensed consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(U.S. Dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,269,380)	$(5,589,663)
Depreciation	628,299	710,731
Amortization of intangible assets	47,574	39,934
Provision for bad debts	26,000	25,000
Stock-based compensation expense	338,814	260,980
Non-cash interest expense	79,199	252,672
Non-cash equipment rent expense	—	106,164
Changes in current assets and liabilities:
Accounts receivable	586,974	(424,873)
Inventory	(194,299)	(83,959)
Other current and non-current assets	(153,408)	(116,515)
Accounts payable and other liabilities	(384,932)	392,331
NET CASH USED IN OPERATING ACTIVITIES	$(6,295,159)	$(4,427,198)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(360,464)	(2,665,268)
Purchases of intangible assets	(92,596)	(125,542)
NET CASH USED IN INVESTING ACTIVITIES	$(453,060)	$(2,790,810)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	(15,528)	(12,361)
Repayments of long-term loan debt	(638,220)	—
Proceeds from issuance of common stock	2,013,400	7,741,344
Common stock issuance fees and expenses	(20,000)	(99,943)
Proceeds from long-term loan	2,000,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	$3,339,652	$7,629,040

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	$(3,408,567)	$411,032
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	4,893,974	3,041,590
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,485,407	$3,452,622

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$126,089	$629
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Value of preferred stock issued for AAOF capital lease obligations	$—	$299,297

*For reporting purposes, restricted cash was included with Cash and Cash Equivalents beginning in April 2018. It has been included in the 2018 Cash and Cash Equivalents amount for the first nine months of 2018 for comparable purposes.

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

Amounts received in excess of revenues earned are recorded as deferred revenue.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity

We have historically incurred recurring losses from operations and we may continue to generate negative cash flows as we implement our business plan. Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of November 11, 2019, we had cash on hand of $560,775. We believe our cash is sufficient to fund our operations through November 30, 2020 after taking into account various sources of funding and cash received from continued commercial sales transactions. Our primary means for raising funds since 2016 has been through our offering of shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten offering (the “Offering”) and under a draw loan note and agreement with The Dow Chemical Company (the “Dow Facility”). On April 12, 2019, we completed the Offering, after selling 2,615,425 shares under the Registration Statement at a price of $8.00 per share for total proceeds of $20,923,400. On July 8, 2019 we borrowed $2 million under the draw loan note and agreement with The Dow Chemical Company (the “Dow Facility”). On November 12, 2019 we requested to borrow $2 million under the draw loan note and agreement with The Dow Chemical Company (the “Dow Facility”) (See Note 3). There has been an agreement between the parties to extend the draw deadline through December 1, 2020.

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory

The following amounts were included in inventory at the end of the period:
	September 30,	December 31,
	2019	2018
Raw materials	$57,777	$48,371
Consumables	71,034	188,764
Finished goods	725,705	423,082
Total	$854,516	$660,217

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

Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. As our leases do not provide an implicit rate, we used our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

We do not record a ROU asset or lease liability for leases with an expected term of 12 months or less. The comparative information has not been adjusted and continues to be reported under prior leasing guidance.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 –FINANCING AGREEMENT

Dow Facility

In December 2016, we entered into the Dow Facility which provides us with up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. We received $2 million at closing, an additional $1 million on July 18, 2017, September 22, 2017 and December 4, 2017, respectively, and an additional $2 million on July 8, 2019. On November 12, 2019 we requested to borrow $2 million under the Dow Facility. There has been an agreement between the parties to extend the draw deadline through December 1, 2020.

The Dow Facility is senior to our other debt and is secured by all of our assets. It matures on December 1, 2021 (subject to certain mandatory prepayments based on our equity financing activities). When we raise a cumulative amount of equity capital exceeding $15 million after October 31, 2016, we are required to prepay an amount equal to 30% of the amount raised over $15 million, but less than $25 million. If we raise a cumulative amount of equity capital post October 31, 2016 exceeding $25 million, we are required to prepay an amount equal to 50% of the amount raised over $25 million, not to exceed the balance of principal and interest due on the Dow facility. We began these prepayments on equity raised as of October 10, 2018. Interest was payable beginning January 1, 2017, although we had elected, per the Dow facility, to capitalize the interest as part of the outstanding debt through January 1, 2019. Beginning April 1, 2019, current interest is payable in cash on the first day of each quarter, and accordingly, has been paid on April 1, 2019, July 1, 2019 and October 1, 2019 in the amounts of $64,626, $59,709 and $82,068, respectively.

Dow received warrant coverage of one share of common stock for each $40 in loans received by us, equating to 20% warrant coverage, with an exercise price of $8.00 per share for the warrants issued at closing of the initial $2 million draw. After the initial closing, the strike price of future warrants issued is subject to adjustment if we sell shares of common stock at a lower price. As of September 30, 2019, we had issued 175,000 warrants to Dow, which are exercisable on or before the expiration date of December 1, 2023.

The aforementioned warrants meet the criteria for classification within stockholders’ equity. Proceeds were allocated between the debt and the warrants at their relative fair value. The total debt discount on the Dow Facility was approximately $525,540. The debt discount is being amortized to interest expense using the effective interest method over the term of the loans using an average effective interest rate of 7.92%. During the nine months ended September 30, 2019, we recognized $285,602 of amortization expense consisting of $206,403 interest expense and $79,199 of amortization from debt discount accretion related to the Dow Facility. We have repaid $816,710 of outstanding principal on the debt, resulting in a carrying value of $6,210,400 for the Dow Facility as of September 30, 2019.

The Dow Facility entitles Dow to appoint an observer to our Board of Directors (“Board”). Dow will maintain this observation right until the later of December 1, 2019 or when the amount of principal and interest outstanding under the Dow Facility is less than $5 million.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK WARRANTS ACCOUNTED FOR AS EQUITY INSTRUMENTS

The following table summarizes the warrants (including the warrants previously accounted for as derivatives) outstanding at September 30, 2019, which are accounted for as equity instruments, all of which are exercisable:

Date Issued	Expiration Date	Indexed Stock	Exercise Price	Number of Warrants
10/08/2012	10/08/2027	Common	$12.00	5,000
01/15/2014 - 12/31/2014	01/15/2024	Series A Convertible Preferred	$12.00	972,720
04/30/2015- 05/26/2015	04/30/2022	Common	$16.00	218,334
06/30/2015	06/30/2022	Common	$16.00	6,563
12/31/2015	12/31/2020	Common	$8.00	20,625
03/31/2016	03/31/2021	Common	$10.00	10,600
04/30/2016	04/30/2021	Common	$10.00	895
12/14/2016	12/01/2023	Common	$8.00	50,000
07/18/2017	12/01/2023	Common	$8.00	25,000
09/22/2017	12/01/2023	Common	$8.00	25,000
12/04/2017	12/01/2023	Common	$8.00	25,000
07/08/2019	12/01/2023	Common	$8.00	50,000
				1,409,737

Each warrant indexed to Series A Convertible Preferred Stock is currently exercisable and exchangeable into 1.875 shares of common stock. On a common stock equivalent basis, the exercise price would equal $6.40/common share.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock, no par value per share of which 4,024,443 and 3,760,268 shares were issued and outstanding as of September 30, 2019 and December 31, 2018, respectively.

During the nine months ended September 30, 2019 the Company issued 251,675 shares of common stock pursuant to the Offering. During the nine months ended September 30, 2018 the Company issued 967,668 shares of common stock pursuant to the Offering. Upon completion of the Offering on April 12, 2019, the Company had sold 2,615,425 shares of common stock in the Offering at a price of $8.00 per share for gross proceeds of $20,923,400.

Potentially dilutive securities consist of shares potentially issuable pursuant to stock options and warrants as well as shares that would result from full conversion of all outstanding convertible securities. These potentially dilutive securities were 3,081,487 and 2,894,742 as of September 30, 2019 and 2018, respectively, and are excluded from diluted net loss per share calculations because they are anti-dilutive.

Series A Convertible Preferred Stock

The Company is authorized to issue up to 3,000,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred”). Each share of the Series A Preferred, which has a liquidation preference of $12.00 per share, was originally convertible at any time, at the option of the holder, into one share of common stock at the lower of: (a) $12.00 per share, or (b) 80% of the price at which the Company sells any equity or equity-linked securities in the future. In December 2015, the conversion price of the Series A Preferred was reduced from $12.00 to $6.40 (80% of the $8.00 per share Offering price), and thus, each share of Series A Preferred Stock is now convertible into 1.875 shares of common stock.

The Series A Preferred also contains typical anti-dilution provisions that provide for adjustment of the conversion price to reflect stock splits, stock dividends, or similar events. The Series A Preferred is subject to mandatory conversion into common stock upon the listing of the Company’s common stock on the NASDAQ Stock Market or the New York Stock Exchange. However, the Series A Preferred is not subject to the mandatory conversion until all outstanding convertible securities are also converted into common stock. The Series A Preferred ranks senior to all other equity or equity equivalent securities of the Company other than those securities which are explicitly senior or pari passu in rights and liquidation preference to the Series A Preferred and pari passu with the Company’s Series B Preferred Stock.

The Company issued 1,456,126 shares of Series A Preferred in connection with the conversion of certain convertible notes on December 31, 2015. During the period from May 17, 2016 through December 31, 2018 the Company issued shares of Series A Preferred Stock to Aspen Advanced Opportunity Fund, LP (“AAOF”) as payment for lease financing obligations under the terms of a Master Leasing Agreement.

As of September 30, 2019, and December 31, 2018, the Company had 1,890,354 shares of Series A Preferred Stock issued and outstanding which is currently convertible into 3,544,414 shares of our common stock.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY INCENTIVE PLAN

We previously established the 2007 Stock Option Plan (the “2007 Plan”), which was scheduled to expire on October 30, 2017 and under which we granted key employees and members of our Board options to purchase shares of our common stock at not less than fair market value as of the grant date. On May 4, 2017, the Board approved the 2017 Equity Incentive Plan (the “2017 Plan”) to replace the 2007 Plan, which became effective upon the approval of the stockholders holding a majority of the voting power in the Company on July 18, 2017. The 2017 Plan replaces the 2007 Plan and authorizes us to issue awards (stock options and restricted stock) up to a maximum of 1,200,000 shares of our common stock, which equals the number of shares authorized under the 2007 Plan.

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

On September 30, 2019 and September 30, 2018, the Company granted each Board member 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and vest ratably over a four-year period beginning on the one-year anniversary. The options had an aggregate grant date fair value of $38,295 and $29,580 on September 30, 2019 and September 30, 2018, respectively. The restricted stock issued on September 30, 2019 to the Board members has an aggregate fair value of $100,000 and vest ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. For the three months ended September 30, 2019 and 2018, the amount of restricted stock compensation expense recorded was $25,000 and $20,000, respectively. For the nine months ended September 30, 2019 and 2018, the amount of restricted stock compensation expense recorded was $65,000 and $60,000, respectively.

All options granted thus far under the 2017 Plan have an exercise price of $8.00 per share and vesting of the options ranges from immediate to 25% per year, with most options vesting 25% per year beginning on the one-year anniversary of the grant date. The options expire seven years from the date of grant.

Stock-based compensation expense was $120,158 and $338,814 for the three and nine months ended September 30, 2019, respectively. Stock-based compensation expense was $86,749 and $260,980 for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was approximately $1,068,921 in unrecognized compensation cost related to the options granted under the 2017 plan. We expect to recognize these costs over the remaining vesting terms, ranging from 3 to 4 years.

A summary of the stock options available as of September 30, 2019 and 2018 is as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Options outstanding at June 30, 2019	825,375	$8.00
Changes during the period:
Expired	(23,250)	8.00
New Options Granted – at market price	12,500	8.00
Options outstanding at September 30, 2019	814,625	$8.00
Options exercisable at September 30, 2019	498,393	$8.00

		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Options outstanding at June 30, 2018	665,875	$8.00
Changes during the period:
Expired	—	8.00
New Options Granted – at market price	12,000	8.00
Options outstanding at September 30, 2018	677,875	$8.00
Options exercisable at September 30, 2018	388,400	$8.00

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LEASES

Right of Use Asset and Leased Liability:

Estimated Lease Life – Lease term through December 2022

Three months ended September 30, 2019
Right-of-use lease assets- operating as of June 30, 2019	$1,767,269
Less: Accumulated amortization	(43,410)
Right-of-use lease assets- operating as of September 30, 2019	$1,723,859

Lease liability-operating as of June 30, 2019	$1,873,352
Less: Accumulated Amortization	(47,662)
Lease liability operating-as of September 30, 2019	$1,825,690

Operating lease expense for the three months ended September 30, 2019	$156,824
Actual remaining lease payments	$2,128,537
Present value of remaining payments	$1,825,690

Supplemental cash flow information related to leases:

Leases
Three months
ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$161,077

The undiscounted annual future minimum lease payments summarized by year in the table below:
Maturities of leases liabilities were as follows:
Year ending December 31, 2019 (excluding the nine months ended September 30, 2019)	$164,164
Year ending December 31, 2020	660,387
Year ending December 31, 2021	660,438
Year ending December 31, 2022	643,548
Total Lease payments	2,128,537
Less imputed interest	(302,847)
Total	$1,825,690

Weighted average remaining lease term- operating leases (in months)	37
Weighted average discount rate- operating leases (annual)	9.98%

Leases
Nine months
ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$468,327

The undiscounted annual future minimum lease payments summarized by year in the table below:
Maturities of leases liabilities were as follows:
Year ending December 31, 2019 (excluding the nine months ended September 30, 2019)	$164,164
Year ending December 31, 2020	660,387
Year ending December 31, 2021	660,438
Year ending December 31, 2022	643,548
Total Lease payments	2,128,537
Less imputed interest	(302,847)
Total	$1,825,690

Weighted average remaining lease term- operating leases (in months)	37
Weighted average discount rate- operating leases (annual)	9.98%

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

We have a licensing agreement for exclusive use of patents and pending patents with Michigan State University (“MSU”), a shareholder of the Company via the MSU Foundation. During the three months ended September 30, 2019 and 2018 we recorded licensing expense of $12,500 per quarter.  During the nine months ended September 30, 2019 and 2018 we recorded licensing expense of $37,500.

During the three and nine months ended September 30, 2019 we did not issue any Series A Preferred stock. For the three months ended September 30, 2018, we issued 10,663 shares of Series A Preferred stock to AAOF, a special purpose investment fund whose general partners are members of our Board, as payment for lease financing obligations under the terms of the Master Lease Agreement, dated March 18, 2013. For the nine months ended September 30, 2018, we issued a total of 24,943 shares as payment for lease obligations.

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

The well-publicized isolation and characterization of graphene in 2004 at the University of Manchester, has spawned a new class of 2D materials based on layers of carbon atoms arranged in a hexagonal array and each carbon having lone pair electrons. The unique characterization and related performance of this new class of materials is derived from their two-dimensional nature and their composition of sp2 carbon atoms arranged in a hexagonal array. The ability of any new material to be exploited in industrial applications will depend on its fit-for-performance. In the case of graphene nanoplatelets, the fit-for-performance is very much related to their aspect ratio (among other factors) in that the diameter is typically significantly greater than the thickness. This is what differentiates the material from bulk graphite of high crystallinity and purity. We classify nanoplatelets consisting of largely basel planes of carbon atoms packed in a hexagonal array (i.e., graphene) as graphene nanoplatelets so long as their aspect ratio may be classified as two-dimension and are thus in the form of platelets. Such a definition implies that the thickness is nanoscale – GNPs having a thickness in the range from generally 0.6 nanometers and up to many 10’s of nanometers. We have chosen to utilize the definitions as set out by the Carbon Journal editorial team (Carbon, volume 65, pp.1-6) and Fullerex (Bulk Graphene Pricing Report, 2019) which provides classification for the various material types which provide meaningful descriptions of commercially available graphene.

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

Grade H/M/R/T materials are produced through chemical intercalation of natural graphite followed by thermal exfoliation using a proprietary process developed by us. The “grade” designates the thickness and surface characteristics of the material, and each grade is available in various average particle diameters. Surface area, calculated by the Brunauer, Emmet, and Teller (BET) Method, is used as a convenient proxy for thickness, so each grade of products produced through chemical intercalation is designated by its average surface area, which ranges from 50 to 150 m2/gram of material. We are able to extend the surface area higher (250 m2/gram for T Grade) but are not yet producing these materials in metric-ton quantities. As the market need emerges for this class of materials, we will scale them as needed. For example, we introduced a new Grade of xGnP® powders, R-Grade, with improved electrical conductivity targeting use in applications for electrically and thermally conductive ink and composites and have scaled R-Grade to metric-ton quantities.

Grade C materials are produced through a high-shear mechanical exfoliation using a proprietary process and equipment that we invented, designed, constructed and patented. The Grade C materials are smaller particles than those grades produced through chemical exfoliation, and Grade C materials are designated by their BET surface area, which ranges from 300 to 800 m2/gram. We are able to produce other surface areas and may make those available commercially as needed by our customers.

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

XGS Market/Application Focus Areas

Addressable Markets

The markets for our materials are large and growing. As one example, the 2019 North American packaging market for plastic bottles and containers is estimated to be more than $34 billion (Mordor Intelligence). Further, Mordor estimates the 2019 global market for PET water bottles at 543.8 billion units. XG Sciences is engaged in the commercial supply of xGnP® graphene nanoplatelets for use in water bottles manufactured initially in North America and we are expanding our market activities into other geographies. If each water bottle produced in 2019 were to incorporate just 1 milligram of xGnP® graphene nanoplatelets, the total revenue available to XG Sciences may range from $200 to $300 million, depending on product form.

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

•	In 2018, Callaway Golf Company introduced new dual-core Chrome Soft and Chrome Soft X golf balls incorporating our xGnP® graphene nanoplatelets into the outer core, resulting in a new class of golf ball that enables higher driving speeds, greater distance and increased control, which is allowing Calloway to command a premium price for their golf balls in the marketplace, and in 2019 Callaway expanded the use of our technology to incorporate our xGnP® into the ERC Soft line of golf balls;

•	The Ford Motor Company, after having demonstrated a 17 percent reduction in noise, a 20 percent improvement in mechanical properties and a 30 percent improvement in heat endurance properties compared with that of polyurethane foam used without graphene, began incorporating our graphene nanoplatelets for polyurethane based foam parts in over ten under hood components on the Ford F-150 and Mustang in 2018;

•	Light emitting diode module and product company demonstrated approximately 50% improvement in thermal management capability when compared to existing commercial thermal management products, translating into a 15% improvement in thermal management at the device level;

•	Lead acid battery manufacturers incorporating our materials in the commercial supply of batteries demonstrated improvements in measured cycle life, capacity and charge acceptance;

•	U.S. bottling company adopting commercial use of our graphene nanoplatelets in PET water bottles to improve modulus (10% with minimal affect to color and up to 200% with color change), shelf life and energy savings during processing;

•	Plastics composite part manufacturer demonstrated 7-30% improvement in strength and 40% improvement in modulus when used in sheet molding compound; and

•	Plastic composite parts manufacturer demonstrated 25% increase in tensile strength and 15% improvement in flex modulus for a high-density polyethylene composite, and Plastics manufacturer demonstrated up to 25% increase in tensile modulus, 15% increase in tensile strength and 8x increase in puncture impact for nylon-based thermoplastics.

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

Commercialization Trends

We are tracking the commercial and development status of more than 75 different customer applications using our materials with some customers pursuing multiple applications. As of September 30, 2019, we had twenty (20) specific customer applications where our materials are incorporated into our customers’ products and such customers are actively selling these products to their own customers. In addition, we have another nineteen (19) customer applications where our customers have indicated that they expect to begin shipping product incorporating our materials in the next 3 – 6 months and have another twenty-five (25) customer applications where our customers have indicated an intent to commercialize in the next 6 – 9 months. We are also working with numerous additional customers that have not yet indicated an exact date for commercialization, but we believe have the potential to contribute to meaningful revenue in 2020. The following graphic demonstrates the commercialization trends over the past 8 fiscal quarters as an increasing number of customers indicate their intent to commercialize applications and move into actively selling or promoting products for future sales.

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

Manufacturing Capacity

We completed the first phase of expansion in our newest 64,000 square-foot facility in the first half of 2018. The expansion has added 90 metric tons of graphene nanoplatelet production capacity, bringing the total capacity of the facility up to approximately 180 metric tons of dry powder. Phase two of the expansion was partially complete by year-end 2018 and resulted in up to ~270 metric tons of total graphene nanoplatelet output capacity at the facility. We expect to complete the last portion of this phase two expansion in the second half of 2019, resulting in up to ~400 metric tons of total graphene nanoplatelet output capacity. Our total graphene nanoplatelet output capacity across both of our manufacturing facilities, as of September 30, 2019, exceeded 300 metric tons per year and will increase to an approximate 450 metric tons by year-end. The expansions support our mission to continue commercializing the use of graphene in customer products across diverse industries. XG’s increasing capacity will support our expected growth in demand for our products over the next several fiscal quarters. However, additional manufacturing capabilities for certain value-added products and certain bulk materials remain to be developed and may require the acquisition of additional facilities. In particular, the production processes for certain integrated products will require additional capital and may require additional facilities to meet expected future customer demand.

Some of the Company’s products are new products that have not yet been fully developed and for which manufacturing operations have not yet been fully scaled. Although we believe we will continue to scale our production capability in 2019, we have not yet demonstrated the capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term.

Our Intellectual Property

Some of our proprietary manufacturing processes were developed at Michigan State University (MSU) and licensed to us in 2006. We license three U.S. patents and patent applications from MSU. On August 8, 2016, we signed an agreement acquiring an exclusive license with Meta Co. (Meta) to Metna’s background IP for use of graphene nanoplatelets as additives to concrete mixtures. For purposes of the agreement, Metna’s background IP relates to the U.S. Patent 8,951,343. Also, on August 8, 2016, we entered into a second agreement for an exclusive license related to all Metna’s background technology and foreground technology, including any jointly-owned foreground technology where the end use is known to be any graphite additive dispersed in concrete mixtures. On April 25, 2019 we signed an Intellectual Property License, Joint Development and Commercialization Agreement with Niagara Bottling acquiring exclusive license to certain of Niagara’s patents and applications relating to the use of graphene nanoplatelets in packaging applications.  For purposes of the agreement, Niagara’s IP relates to five (5) U.S. patents and patent applications and two (2) international applications. Over time, our scientists and engineers have made many further discoveries and inventions that are embodied in the form of (and as of September 30, 2019): seventeen (17) additional U.S. patents, twenty-one (21) foreign patents, twelve (12) additional U.S. patent applications and numerous trade secrets. For many of the applications filed in the U.S., additional filings are made in other countries such as the European Union, Japan, South Korea, China, Taiwan or other applicable countries. As of September 30, 2019, we maintained fifteen (15) international patent applications. These filings and analyses are made on a case-by-case basis. Typically, patents that are defensive in nature are not filed abroad, while those that are protective of active XGS products or applications are filed in relevant countries abroad. Our general IP strategy is to keep as trade secrets those manufacturing processes that are difficult to enforce should they be disclosed and to seek patent coverage for other manufacturing processes, materials derived from those processes, unique combinations of materials and end uses of materials containing graphene nanoplatelets. We believe that the combination of our rights under various licenses, our patents and patent applications, and our trade secrets create a strong intellectual property position.

Operating Segment

We have one reportable operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, conducts research on graphene nanoplatelets and related products, and licenses our technology as appropriate. As of September 30, 2019, we shipped products on a worldwide basis, however all of our assets were located within the United States.

Results of Operations for the Three and Nine Months Ended September 30, 2019 Compared with the Three and Nine Months Ended September 30, 2018

Summary Income Statement	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Total Revenues	$123,247	$1,126,385	$(1,003,138)	$1,227,594	$2,863,575	(1,635,981)
Cost of Goods Sold	935,393	1,253,116	(317,723)	2,906,171	3,573,838	(667,667)
Gross Loss	(812,146)	(126,731)	(685,415)	(1,678,577)	(710,263)	(968,314)
Research & Development Expense	381,511	435,956	(54,445)	1,151,524	1,000,101	151,423
Sales, General & Administrative Expense	1,266,037	1,297,179	(31,142)	4,173,338	3,631,652	541,686
Total Operating Expense	1,647,548	1,733,135	(85,587)	5,324,862	4,631,753	693,109
Operating Loss	(2,459,694)	(1,859,866)	(599,828)	(7,003,439)	(5,342,016)	(1,661,423)
Other Expense	(110,999)	(81,926)	(29,073)	(265,941)	(247,647)	(18,294)
Net Loss	$(2,570,693)	$(1,941,792)	$(628,901)	$(7,269,380)	$(5,589,663)	$(1,679,717)

Revenue

The decrease in Product sales for the three and nine months ended September 30, 2019 versus the same period last year, is primarily the result of a large customer pre-buying their inventory needs in the fourth quarter of 2018 and, partially, in the first quarter of 2019. This customer, although delaying reorders, continues to use our product in their manufacturing processes. We have a very strong customer pipeline and continue to establish a robust baseline of customers who are nearing commercial status. We believe that once these customers reach commercial status with products that incorporate our products, each will begin to order from us on a regular basis, which will help to mitigate the quarter to quarter revenue variability.

Product sales consist of two broad categories: (1) material sold to customers for research or development purposes; and (2) production orders for customers. Typically, the order sizes for the first category are relatively small, however we expect orders in the second category to be much larger in the future. For the three months ended September 30, 2019, product sales decreased by $1,003,138, or 89% from the comparable period in the prior year and for the nine months ended September 30, 2019, product sales decreased by $1,635,981, or 57% from the comparable period in the prior year. The decrease in revenue for the three months ended September 30, 2019 is due to our largest customer suspending orders during the period. The customer has not stopped using our products, but rather, is working down material pre-ordered in the latter half of 2018 and currently held in inventory and being used to produce their products. This customer continues to ship their products incorporating our material and we expect they will work down existing inventory over the next few quarters and will then resume purchasing our products at historical levels. In addition, other customers are moving through development programs towards commercialization, requiring larger quantities of our materials for advanced testing, pilot production and commercial-scale production activities. We believe that those customers already in production will increase their order volume as demand increases and others will begin to move into commercial volume production as they gain more experience in working with our materials and engage their own customers.

We ship our products from our Lansing, MI manufacturing facilities to customers around the world. During the nine months ended September 30, 2019, we shipped materials to customers in 25 countries, as compared to 23 countries during the same period in 2018. For the nine months ended September 30, 2019, sales to two countries, South Korea and Switzerland, accounted for more than 10% of revenue. For the nine months ended, September 30, 2018, no product sales to any one country accounted for more than 10% of product sales. During the three months ended September 30, 2019, we shipped materials to customers in 15 countries, as compared to 15 countries during the same period in 2018. For the three months ended September 30, 2019, sales to one foreign country, Switzerland, accounted for more than 10% of revenue. For the three months ended, September 30, 2018, no product sales to any one country accounted for more than 10% of product sales.

Order Summary

The table below shows a comparison of domestic and international orders fulfilled (excluding orders for free samples). The table also includes the average order size for product sales. The average order size for product revenue during the three months and nine months ended September 30, 2019 decreased by 86% and 46%, respectively, as compared to the same period in 2018. The relatively small average order size means that the majority of our customer base remains active with research and development projects that only use limited amounts of our material. We expect our average order size to increase significantly as more customers reach commercial status.

Order Summary	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
(unaudited)	2019	2018	Change	2019	2018	Change

Number of orders - domestic	33	49	(16)	84	76	8
Number of orders - international	26	26	—	80	130	(50)
Number of orders - total	59	75	(16)	164	206	(42)
Average order size for product sales recorded in our Statement of Operations	$2,089	$15,018	$(12,929)	$7,485	$13,901	$(6,416)
% change			(86%)			(46%)

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

The following table shows the relationship of direct costs to product sales for the three months and nine months ended September 30, 2019 and 2018:

Gross Profit Summary	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change

Product Sales	$123,247	$1,126,385	$(1,003,138)	$1,227,594	$2,863,575	$(1,635,981)
Direct Costs	73,113	708,249	(635,136)	950,677	1,739,700	(789,023)
Direct Cost Margin	$50,134	$418,136	$(368,002)	$276,917	$1,123,875	$(846,958)
% of Sales	40.7%	37.1%		22.6%	39.2%
Unallocated Manufacturing Expense	862,280	544,867	317,413	1,955,494	1,834,138	121,356
Gross Loss on Product Sales	$(812,146)	$(126,731)	$(685,415)	$(1,678,577)	$(710,263)	$(968,314)

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

For the three months ended September 30, 2019, unallocated manufacturing expenses increased by 58% to $862,280 as compared to $544,867 in 2018. The increase of $317,413 is largely due to fixed overhead cost not being allocated to finished goods due to capacity underutilization.

For the nine months ended September 30, 2019, unallocated manufacturing expenses increased by 6% to $1,955,494 as compared to $1,834,138 in 2018. The increase of $121,356 is largely due to increased project related expenses at the Mason, MI facility which opened in mid-2018

Sales, General and Administrative Expenses

During the three months ended September 30, 2019, we incurred selling, general and administrative expenses (SG&A) of $1,266,037. This is a decrease of approximately $31,142 or 2.4% from the same period in 2018. This decrease in SG&A expense is related to a decrease in contracted services.

During the nine months ended September 30, 2019 we incurred selling, general and administrative expenses (SG&A) of $4,173,338. This is an increase of $541,686 from the same period in 2018, primarily due to increases in personnel costs as our sales team expands.

Research and Development Expenses

During the three months ended September 30, 2019, we incurred research and development expenses (R&D) of $381,511. This is a decrease of $54,445 or 12.5% from the same period in 2018. This decrease in R&D is primarily due to lower equipment repairs and maintenance.

Research and development expenses for the nine months ended September 30, 2019 were $1,151,524 as compared to $1,000,101 for the same period in 2018, an increase of $151,423. This increase in R&D is primarily due to increases in personnel as we continue to build our R&D team.

Other Income (Expense)

The following table shows a comparison of other income and expense by major expense component for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Interest expense, net	$(110,999)	$(81,926)	$(29,073)	$(265,941)	$(250,900)	$(15,041)
Government incentives, net	—	—	—	—	3,253	(3,253)
Total	$(110,999)	$(81,926)	$(29,073)	$(265,941)	$(247,647)	$(18,294)

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

As of November 11, 2019, we had cash on hand of $560,775. We believe our cash is sufficient to fund our operations for at least twelve months after taking into account various sources of funding and cash received from continued commercial sales of our products. Our primary means for raising funds since 2016 has been through our offering of shares of common stock at a fixed price of $8.00 per share to the general public in a self-underwritten offering (the “Offering”) and under a draw loan note and agreement with The Dow Chemical Company (the “Dow Facility”). On April 12, 2019, we completed the Offering, after selling 2,615,425 shares under the Registration Statement at a price of $8.00 per share for total proceeds of $20,923,400. On July 8, 2019 we borrowed $2 million under the Dow Facility. On November 12, 2019 we requested to borrow $2 million under the Dow Facility (See Note 3). There has been an agreement between the parties to extend the draw deadline through December 1, 2020.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following sets forth information regarding all unregistered securities sold from July 1, 2019 through September 30, 2019:

(1)	We granted stock options to purchase an aggregate of 12,500 shares at an exercise prices of $8.00 per share to Board members, consultants and directors under the 2017 Equity Plan;

(2)	We granted an aggregate of 12,500 shares of restricted stock with an aggregate fair value of $100,000 under the 2017 Incentive Plan.

The issuances of securities described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701.

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

Dated: November 14, 2019	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer

Dated: November 14, 2019	By:	/s/ Jacqueline M. Lemke
	Name:	Jacqueline M. Lemke
	Title:	Chief Financial Officer

