Form 10-K/A
period 2019-12-31
XG SCIENCES INC
filed 2020-05-15
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

 EXPLANATORY NOTE

XG Sciences, Inc., a Michigan corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Original 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2020, solely to disclose that the Company had filed the Original 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the SEC pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release No. 34-88465 dated March 25, 2020) (the “Order”).

On March 30, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension, and on April 23, 2020, the Company again filed a Current Report on Form 8-K, among other things to provide an update with respect to its ability to file the Original 10-K. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original 10-K prior to the prescribed March 30, 2020 filing date because the Company’s operations have been impacted by the novel coronavirus disease 2019 ( “COVID-19”). Because of the COVID-19 global pandemic impacting both the Company’s operations and that of its customers, management was required to devote additional time and resources to steps to ensure that the Company was able to fund its operations. As described in the Original 10-K, the Company was engaged in restructuring its organization by reducing headcount by 45%, by furloughing substantially all manufacturing employees and by implementing temporary salary reductions ranging from 15-20%, and in seeking additional financing to support continuing operations. The reduction in staffing had an impact on the Company’s business and its ability to timely file the Original 10-K.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original 10-K. This Amendment should be read in conjunction with the Original 10-K and with the Company’s other filings made with the SEC subsequent to the filing of the Original 10-K.

2

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION

31.1	Certifications of the Chief Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002	Filed herewith

Financial Statement Schedules

Financial Statement Schedules

None.

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XG SCIENCES, INC.

Dated: May 15, 2020	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer, President, Treasurer, Principal Executive Officer and Director

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

4