Form 10-Q
period 2020-03-31
XG SCIENCES INC
filed 2020-06-17
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

x	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

or

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

XG SCIENCES, INC.
(Exact name of registrant as specified in its charter)

Michigan	333-209131	20-4998896
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)

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

Securities registered pursuant to Section 12(b) of the Act: None

As of June 15, 2020, there were 3,949,443 shares of the registrant’s common stock outstanding.

XG SCIENCES, INC.

FORM 10-Q

March 31, 2020

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to XG Sciences, Inc., a Michigan corporation and its subsidiary, XG Sciences IP, LLC, a Michigan limited liability company (collectively referred to as “we”, “us”, “our”, “XG Sciences”, “XGS”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenue, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth beginning on page 12 under the section entitled “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2020.

ITEM 1 - FINANCIAL STATEMENTS

XG SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash	$458,845	$1,129,702
Accounts receivable, less allowance for doubtful accounts of $158,600 at March 31, 2020 and 179,600 at December 31, 2019	121,331	72,227
Inventories	874,710	891,587
Other current assets	317,288	334,493
Total current assets	1,772,174	2,428,009

PROPERTY, PLANT AND EQUIPMENT, NET	3,466,419	3,676,142

LEASE DEPOSIT	61,467	77,544

INTANGIBLE ASSETS, NET	770,746	753,862

RIGHT OF USE ASSET	1,486,112	1,606,443

TOTAL ASSETS	7,556,918	8,542,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	892,700	634,564
Other current liabilities	171,493	238,554
Deferred revenue	10,310	—
Current portion of long-term debt	—	—
Current portion of lease liabilities	536,786	520,197
Total current liabilities	1,611,289	1,393,315
LONG-TERM LIABILITIES
Long-term portion of lease liabilities	1,042,745	1,183,872
Long term debt	9,219,420	8,111,610
Total long-term liabilities	10,262,165	9,295,482
TOTAL LIABILITIES	11,873,454	10,688,797

STOCKHOLDERS' EQUITY
Series A convertible preferred stock, 3,000,000 shares authorized, 1,890,354 shares issued and outstanding, liquidation value of $22,684,248 at March 31, 2020 and December 31, 2019	22,307,480	22,307,480
Common stock, no par value, 25,000,000 shares authorized, 4,024,443 shares issued and outstanding at March 31, 2020 and December 31, 2019	32,376,876	32,351,876
Additional paid-in capital	8,931,527	8,774,975
Accumulated deficit	(67,932,419)	(65,581,128)
Total stockholders' equity (deficit)	(4,316,536)	(2,146,797)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	7,556,918	8,542,000

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) - USD ($)
	For the Three Months Ended March 31,
	2020	2019
REVENUE
Product Sales	$167,063	$857,278
Grants	—	—
Total Revenues	167,063	857,278

COST OF GOODS SOLD
Direct costs	103,570	681,153
Unallocated manufacturing expenses	658,913	493,469
Cost of Goods Sold	762,483	1,174,622

GROSS LOSS	(595,420)	(317,344)

OPERATING EXPENSES
Research & Development Expense	285,727	385,245
Sales, General & Administrative Expense	1,292,135	1,420,922
Total Operating Expenses	1,577,862	1,806,167

OPERATING LOSS	(2,173,282)	(2,123,511)

OTHER EXPENSE
Interest expense, net	(178,009)	(76,665)
Total Other Expense	(178,009)	(76,665)

Net Loss	$(2,351,291)	$(2,200,176)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and diluted (in shares)	4,024,443	3,774,879
NET LOSS PER SHARE - Basic and diluted (in dollars per share)	$(0.58)	$(0.58)

See notes to unaudited condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY For the Three Months Ended March 31, 2020 and 2019 - USD ($)

	Preferred stock A		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Amount	Amount
Balances, December 31, 2019	1,890,354	$22,307,480	4,024,443	$32,351,876	$8,774,975	$(65,581,128)	$(2,146,797)
Stock issued for cash							$0
Stock issuance fees and expenses				—			$0
Stock-based compensation expense			—	25,000	85,276		$110,276
Warrants issued with Dow financing					71,276		$71,276
Net loss						$(2,351,291)	$(2,351,291)
Balances, March 31, 2020	1,890,354	$22,307,480	4,024,443	$32,376,876	$8,931,527	$(67,932,419)	$(4,316,536)

Balances, December 31, 2018	1,890,354	$22,307,480	3,760,268	$30,268,476	$8,101,923	$(55,687,160)	$4,990,719
Stock issued for cash			51,250	410,000			$410,000
Stock issuance fees and expenses				(16,000)			$(16,000)
Transition adjustment for adoption of new lease standard						(116,319)	$(116,319)
Stock-based compensation expense			—	20,000	88,288		$108,288
Warrants issued with Dow financing					—		$0
Net loss						$(2,200,176)	$(2,200,176)
Balances, March 31, 2019	1,890,354	$22,307,480	3,811,518	$30,682,476	$8,190,211	$(58,003,655)	$3,176,512

See notes to unaudited condensed consolidated financial   statements

XG Sciences, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	For the Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss	$(2,351,291)	$(2,200,176)
Depreciation	216,013	194,055
Amortization of intangible assets	18,047	15,858
Stock-based compensation expense	110,276	108,288
Non-cash interest expense	179,086	13,166
Changes in current assets and liabilities:
Accounts receivable	(49,104)	393,201
Inventory	16,876	(45,688)
Other current and non-current assets	29,075	(2,613)
Accounts payable and other liabilities	201,385	(313,986)
NET CASH USED IN OPERATING ACTIVITIES	(1,629,637)	(1,837,895)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(6,290)	(217,021)
Purchases of intangible assets	(34,929)	(25,623)
NET CASH USED IN INVESTING ACTIVITIES	(41,219)	(242,644)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	--	(15,527)
Repayments of long-term loan debt	--	(157,200)
Proceeds from issuance of common stock	--	410,000
Common stock issuance fees and expenses	--	(16,000)
Proceeds from long-term loan	1,000,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,000,000	221,273

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(670,857)	(1,859,266)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,129,702	4,893,974
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	458,845	3,034,708

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	--	--
Value of preferred stock issued for AAOF capital lease obligations	--	--
Value of Warrants issued with Dow financing	71,276	--

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

Certain information and footnote disclosures normally included in our annual audited consolidated financial statements and accompanying notes have been condensed or omitted in these interim condensed consolidated financial statements. Accordingly, the unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on Form 10-K on April 29, 2020.

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2016, we entered into a Draw Loan Note and Agreement with The Dow Chemical Company (the “Dow Facility”) to provide up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. We drew $2 million at closing, $1 million on each of July 18, 2017, September 22, 2017 and December 4, 2017. After December 1, 2017, an additional $5 million became available under the Dow Facility as a result of the Company having raised $10 million of equity capital after October 31, 2016. We drew $2 million on July 8, 2019, an additional $2 million on November 19, 2019 and, on February 12,2020, we drew the remaining $1 million.

As of June 10, 2020, we had cash on hand of $969,716.   Due to lower than expected revenue in 2019 and the current COVID-19 global pandemic impacting both our operations and that of our customers, Management has taken several steps to ensure we are able to fund our operations from existing cash on hand, operating cash flows, additional borrowings and restructured debt obligations.

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

In late March / early April   of 2020, we applied for relief under the Coronavirus Aid, Relief and Economic Security Act (CARES) by submitting an application with the Small Business Administration (SBA) for an Economic Injury Disaster Loan (“EIDL”) and by submitting an application to an SBA lender bank, PNC, for a Paycheck Protection Plan (“PPP”) loan. On April 18, 2020, we received an approved and fully executed PPP Term Note for $825,200 with a term of two years, a six-month repayment deferral period, and an annual rate of interest of 1%, with a potential for some or all of the loan to be forgiven, dependent upon use of the loan proceeds. On April 20, 2020, we received the $825,200 of proceeds under the PPP loan. On May 17, 2020, the SBA issued us a decline letter for the EIDL for which we have requested reconsideration.

On April 23, 2020, we entered into an amended and restated Draw Loan Note and Agreement and related transaction documents (collectively, the “Amended Dow Facility”) with the Dow Chemical Company to amend the terms of our current loan facility to allow us to structure a private placement of units (“Units”) comprised (in part) of subordinated, secured convertible notes (“Convertible Notes” and such offering, the “Unit Offering”), to support ongoing cash needs.  In the Amended Dow Facility, the Company and Dow agreed to 1) extend the term of such loan facility by two years to December 1, 2023, 2) significantly reduce any required prepayment to Dow from the proceeds of new equity or equity-linked financings from the current 30-50% prepayment requirement on the pre-existing Dow Facility to a 10% prepayment requirement in the Amended Dow Facility, which does not begin until after we have raised an additional $7 million in equity or equity-linked capital from the date of the amendment, 3) capitalize all interest payable until such time as we have recorded GAAP revenue of at least $2 million for two consecutive calendar quarters 4) increase the rate of interest to 6.5% per annum from 5% in the pre-existing Dow Facility, and 5) allow for a subordinated security interest to be granted to new investors in the Unit Offering.

Immediately after the execution of the transaction documents related to the Amended Dow Facility, we commenced the Unit Offering in a private placement to accredited investors. The Unit Offering is comprised of the Convertible Notes and a right to exchange two shares of previously issued Common Stock of the Company for two shares of Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”) for every $8.00 invested in the Unit Offering (the “Exchange Rights”). The Convertible Notes are secured by a junior security interest in all the assets of the Company, bear an interest rate of 7.5% per annum and mature on December 31, 2024. Each investor’s Exchange Rights are exercisable for a period of thirty (30) days after acceptance by the Company of a fully executed subscription agreement.

At the option of each holder, the Convertible Notes are convertible into either i) Series B Preferred Stock at a conversion price of $8.00/share; or ii) any other form of preferred or common stock (“Subsequent Stock”) issued by the Company at a conversion price per share equal to 80% of the purchase price per share at which such Subsequent Stock is sold (or if the value per share is fixed, 120% of the number of shares that might otherwise be issuable).

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

Each share of Series B Preferred Stock has an original issue price of $8.00 per share (the “Series B Original Issue Price”) and a liquidation preference of $8.00 per share, with both the Series B Original Issue Price and the liquidation preference per share subject to adjustment for stock splits, recapitalizations, and the like. The Series B Preferred Stock will be senior to the Company’s Common Stock and pari-passu with the Series A Preferred Stock in terms of right of repayment in a liquidation.

The Series B Preferred Stock has full ratchet antidilution protection that provides that each share of Series B Preferred Stock outstanding may be converted by an Investor at any time into that number of shares of Common Stock determined by dividing the then current Series B Original Issue Price by the applicable Conversion Price (as defined below) with the resulting fraction equal to the “Series B Conversion Rate”. The total number of shares of Common Stock issuable will be equal to the number of shares of Series B Preferred Stock being converted multiplied by the Series B Conversion Rate. The “Conversion Price” is, at any time, the price per share equal to the lesser of a) the Series B Original Issue Price per share and b) the lowest price per share at which the Company has sold equity or equity-linked securities (other than customary exclusions) at any future date while any shares of the Series B Preferred Stock remain outstanding. The Series B Original Issue Price and Conversion Price in effect at any time are also subject to proportional adjustment for share splits, share dividends, recapitalizations and the like.

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory

 The following amounts were included in inventory at the end of the period:

	March 31,	December 31,
	2020	2019
Raw Materials	$57,779	$68,784
Consumables	70,103	70,103
Finished Goods	746,828	752,700
Total	$874,710	$891,587
	874,710	891,587

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes," which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for us for annual periods beginning January 1, 2021. We are currently reviewing the provisions of this new pronouncement, and the impact, if any, the adoption of this guidance has on our financial position and results of operations.

In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321)", "Investments—Equity Method and Joint Ventures (Topic 323)", and "Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815", which clarifies that an entity should consider observable transactions when either applying or discontinuing the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321. ASU 2020-01 clarifies that for certain forward contracts or purchased options to acquire investments, an entity should not consider whether, upon settlement of the forward contract or exercise of the purchased option, the underlying securities would be accounted for under the equity method or the fair value option. ASU 2020-01 is effective for us for annual periods beginning January 1, 2021. Early adoption is permitted. We are currently reviewing the provisions of this new pronouncement and the impact, if any, the adoption of this guidance has on our financial position and results of operations.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides optional guidance and expedients for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and are effective upon issuance. We are currently assessing whether and how we will elect to apply ASU 2020-04.

With the exception of the standards discussed above, we believe there have been no new accounting pronouncements effective or not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 –FINANCING AGREEMENT

Dow Facility

In December 2016, we entered into the Dow Facility which provided us with up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. We received $2 million at closing and an additional $1 million on each of July 18, 2017, September 22, 2017 and December 4, 2017. After December 1, 2017, an additional $5 million became available under the Dow Facility as a result of the Company having raised $10 million of equity capital after October 31, 2016. We drew $2 million on July 8, 2019, an additional $2 million on November 19, 2019 and, on February 12,2020, we drew the remaining $1 million and issued warrants to purchase up to 25,000 more of our shares of Common Stock.

The Dow Facility is senior to our other debt and is secured by all of our assets (Dow was subordinate only to the capital leases with AAOF which was paid off and closed December 31, 2018).

Under the original terms, the loan matured on December 1, 2021 (subject to certain mandatory prepayments based on our equity financing activities). In addition, after we raised a cumulative amount of equity capital exceeding $15 million, we were required to prepay an amount equal to 30% of the amount raised over $15 million, but less than $25 million.

We began these prepayments on equity raised as of September 10, 2018. Interest was payable beginning January 1, 2017 although we elected, per the loan documents, to capitalize the interest as part of the outstanding debt through January 1, 2019. Beginning April 1, 2019, current interest was payable in cash on the first day of following the quarter.

Dow received warrant coverage of one share of common stock for each $40 in loans received by us, equating to 20% warrant coverage, with an exercise price of $8.00 per share for the warrants issued at closing of the initial $2 million draw. After the initial closing, the strike price of future warrants issued is subject to adjustment if we sell shares of common stock at a lower price. As of March 31, 2020, we have issued 250,000 warrants to Dow, which are exercisable on or before the expiration date of December 1, 2023.

On April 23, 2020, we entered into an amended and restated Draw Loan Note and Agreement and related transaction documents (collectively, the “Amended Dow Facility”) whereby the Company and Dow agreed to 1) extend the term of such loan facility by two years to December 1, 2023, 2) significantly reduce any required prepayment to Dow from the proceeds of new equity or equity-linked financings from the current 30-50% prepayment requirement on the pre-existing Dow Facility to a 10% prepayment requirement in the Amended Dow Facility, which does not begin until after we have raised an additional $7 million in equity or equity-linked capital from the date of the amendment, 3) capitalize all interest payable until such time as we have recorded GAAP revenue of at least $2 million for two consecutive calendar quarters, 4) increase the rate of interest to 6.5% per annum from 5% in the pre-existing Dow Facility, and 5) allow for a subordinated security interest to be granted to new investors in the Unit Offering.

The aforementioned warrants meet the criteria for classification within stockholders’ equity. Proceeds were allocated between the debt and the warrants at their relative fair value on the date of issue. The total debt discount on the Dow Facility was approximately $676,000. This debt discount is being amortized to interest expense using the effective interest method over the term of the loans using an average effective interest rate of 8.2%. During the three months ended March 31, 2020, we recognized $179,085 of amortization expense consisting of $115,318 of interest expense accrued and $63,767 of amortization from debt discount accretion related to the Dow Facility warrants. We borrowed an additional $1,000,000 in the three months ended March 31, 2020, resulting in a carrying value of $9,219,420 for the Dow Facility as of March 31, 2020.

The Dow Facility entitles Dow to appoint an observer to our Board. Dow will maintain this observation right until the amount of principal and interest outstanding under the Dow Facility is less than $5 million.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK WARRANTS ACCOUNTED FOR AS EQUITY INSTRUMENTS

The following table summarizes the warrants (including the warrants previously accounted for as derivatives) outstanding at March 31, 2020, which are accounted for as equity instruments, all of which are exercisable:

Date Issued	Expiration Date	Indexed Stock	Exercise Price	Number of Warrants
10/08/2012	10/08/2027	Common	$12.00	5,000
01/15/2014 - 12/31/2014	01/15/2024	Series A Convertible Preferred	$12.00	972,720
04/30/2015- 05/26/2015	04/30/2022	Common	$16.00	218,334
06/30/2015	06/30/2022	Common	$16.00	6,563
12/31/2015	12/31/2020	Common	$8.00	20,625
03/31/2016	03/31/2021	Common	$10.00	10,600
04/30/2016	04/30/2021	Common	$10.00	895
12/14/2016	12/01/2023	Common	$8.00	50,000
07/18/2017	12/01/2023	Common	$8.00	25,000
09/22/2017	12/01/2023	Common	$8.00	25,000
12/04/2017	12/01/2023	Common	$8.00	25,000
07/08/2019	12/01/2023	Common	$8.00	50,000
11/01/2019	12/01/2023	Common	$8.00	50,000
02/12/2020	12/01/2023	Common	$8.00	25,000
				1,484,737

Each warrant indexed to Series A Convertible Preferred Stock is currently exercisable and exchangeable into 1.875 shares of common stock. On a common stock equivalent basis, the exercise price would equal $6.40/common share.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series B Convertible Preferred Stock

As of March 31, 2020, and December 31, 2019, the Company was authorized to issue up to 1,500,000 shares Series B Preferred Stock, of which none were issued and outstanding as of March 31, 2020 and December 31, 2019.

Each share of the Series B Preferred, is convertible at any time, at the option of the holder, into one share of common stock. The Series B Preferred also contains typical anti-dilution provisions that provide for adjustment of the conversion price to reflect stock splits, stock dividends, or similar events. Each share of Series B Preferred is subject to mandatory conversion into common stock at the then-effective Series B conversion rate upon the public listing by the Company of its common stock on a Qualified National Exchange. However, the Series B Preferred is not subject to the mandatory conversion until all outstanding Convertible Securities are also converted into common stock. The Series B Preferred ranks senior to all other equity or equity equivalent securities of the Company other than those securities which are explicitly senior or pari passu in rights and liquidation preference to the Series B Preferred and pari passu with the Company’s Series A Preferred.

On April 27, 2020, the Company filed the Second Amended and Restated Certificate of Designations of the Series B Preferred Stock in connection with the Unit Offering and the Amended Dow Facility, lowering the liquidation preference from $16.00 per share to $8.00 per share, and lowering the conversion price from $16.00 per share to $8.00 per share, among other things. The Company also adjusted certain provisions to harmonize the rights of the Series B Preferred with the rights in the Series A Certificate of Designations.

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY INCENTIVE PLAN

On September 30, 2019 and September 30, 2018, the Company granted each Board member 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and vest ratably over a four-year period beginning on the one-year anniversary. The options had an aggregate grant date fair value of $38,295 and $29,580 on September 30, 2019 and September 30, 2018, respectively. The restricted stock issued to the Board members has an aggregate fair value of $260,000 and vests ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of March 31, 2020, and 2019, 29,375 and 17,500 of the 32,500 shares of restricted stock issued had vested, resulting in compensation expense of $25,000 and $20,000 for the three months ended March 31, 2020 and March 31, 2019 and 2018, respectively.

The following table shows the stock options activity as of March 31, 2020 is as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Options outstanding at December 31, 2019	839,625	$8.00
Changes during the period:
Expired	(65,000)	8.00
New Options Granted – at market price		8.00
Options outstanding at March 31, 2020	774,625	$8.00
Options exercisable at March 31, 2020	514,011	$8.00

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LEASES

Right of Use Asset and Leased Liability:

Estimated Lease Life – Lease term through December 2022

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2020

Right-of-use lease assets- operating as of January 1, 2019 and 2020, respectively	$1,982,739	$1,606,443
Less: Accumulated amortization	(111,373)	(120,332)
Right-of-use lease assets- operating as of current qtr-end	$1,871,366	$1,486,112

Lease liability-operating as of January 1, 2019 and 2020, respectively	$2,094,958	$1,704,068
Less: Accumulated Amortization	(113,163)	(124,538)
Lease liability operating-as of current qtr-end	$1,981,795	$1,579,531

Operating lease expense for the twelve months ended March 31	$150,557	$159,958
Actual remaining lease payments	$2,369,312	$1,800,209
Present value of remaining payments	$1,981,795	$1,579,531

Supplemental cash flow information related to leases:
	Leases Three Months Ended March 31, 2019	Leases Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$152,347	$164,164

The undiscounted annual future lease payments summarized by year in the table below:
Maturities of leases liabilities were as follows:
Year ending December 31, 2019 (excluding the three months ended March 31, 2019)	$464,708
Year ending December 31, 2020	622,878	$496,223
Year ending December 31, 2021	638,178	660,438
Year ending December 31, 2022	643,548	643,548

Total Lease payments	$2,369,312	$1,800,209
Less imputed interest	(387,517)	(220,678)
Total	$1,981,795	$1,579,531

Weighted average remaining lease term- operating leases ( in months)	41.2	28.5
Weighted average discount rate- operating leases (annual)	9.98%	9.98%

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

We have a licensing agreement for exclusive use of patents and pending patents with Michigan State University (“MSU”), a shareholder of the Company via the MSU Foundation. During the three months ended March   31, 2020 and 2019 we recorded licensing expense of zero and $12,500 per quarter, respectively.  Effective January 1, 2020, we have suspended accruing any royalty payable under this license as we renegotiate the agreement.

During the three months ended March 31, 2020 we did not issue any Series A Preferred or Series B Preferred stock.

NOTE 10 – SUBSEQUENT EVENTS

On April 1, 2020, we capitalized the Dow Facility interest expense of $115,318 for the three months ended March 30, 2020, which would normally have been payable on April 1, 2020 but was permitted to be capitalized and included in the opening loan balance for purposes of the Amended Dow Facility effective April 22, 2020.

During the period from April 1 through the filing date of this report, we entered into the Amended Dow Facility, commenced the Unit Offering and received $550,000 in funding therefrom, we amended and restated our Certificate of Designation of Series B Preferred Stock, received a Paycheck Protection Program loan of $825,200, and received a $10,000 Economic Industry Disaster Loan grant, all of which was disclosed in detail in the Company’s Annual Report on Form 10-K as filed April 29, 2020.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

In this Quarterly Report on Form 10-Q, unless otherwise indicated, the words “we”, “us”, “our”, “XG”, “XGS”, “XG Sciences” or the “Company” refer to XG Sciences, Inc. and its wholly owned subsidiary, XG Sciences IP, LLC, a Michigan limited liability company.

Introduction

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto included herein. The information contained below includes statements of the Company’s or management’s beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on these risk factors, please refer to the Company’s Annual Report on Form 10-K as filed April 29, 2020. For a discussion on forward-looking statements, see the information set forth in the introductory note to this quarterly report on Form 10-Q under the caption “Forward-Looking Statements”, which information is incorporated herein by reference.

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

We believe the unique properties of graphene and graphene nanoplatelets will enable numerous new product applications and the market for such products will quickly grow to be a significant market opportunity. Our business model is to design, manufacture and sell advanced materials we call xGnP® graphene nanoplatelets and value-added products incorporating xGnP® nanoplatelets. We currently have many customers trialing our products for numerous applications, including, but not limited to lithium ion batteries, lead acid batteries, thermally conductive adhesives, composites, thermal management and heat transfer, inks and coatings, printed electronics, construction materials, cement, and in a range of other industrial uses. We believe our proprietary processes have enabled us to be a low-cost producer of high-quality, graphene nanoplatelets and value-added integrated products containing graphene nanoplatelets and that we are well positioned to address a wide range of end-use applications.

Our Customers

We sell products to customers around the world and have sold materials to over 1,500 customers in 47 countries since 2008. Some of these customers are research organizations and some are commercial organizations. Our customers have included well-known automotive and OEM suppliers around the world (Ford, Johnson Controls, Magna, Honda Engineering), global-scale lithium ion battery manufacturers in the U.S., South Korea and China (Samsung SDI, LG Chemical, Lishen, A123) and diverse specialty material companies (3M, BASF, Henkel, Dow Chemical, DuPont), as well as leading research centers such as Lawrence Livermore National Laboratory and Oakridge National Laboratory. The majority of our customers are still ordering in smaller quantities consistent with their development and engineering qualification work. We expect our average order size to increase in 2020 as many of our customers have expressed their intention of beginning to order commercial quantities of product from us in 2020.

Our Products

XG Sciences is a manufacturer of graphene nanoplatelets marketed under the brand xGnP® and value-added products that contain graphene nanoplatelets. The term “graphene” is used widely in the literature and the popular press to cover a variety of specific forms of the material. We generally think about two broad classes of graphene materials:

1.	One-atom thick films of carbon commonly referred to as monolayer graphene, manufactured typically from gases by assembling molecules to form relatively large, transparent sheets of material. These materials have been characterized by their performance attributes that differentiate them from other advanced materials and that may include: strength up to 200 times that of steel, flexible and able to stretch up to 25% of its original length, optically transparent, more electrically conductive than copper, more thermally conductive than any other known material and atomic-level barrier properties. XG Sciences does not manufacture these films and does not participate in the markets for these films and believes that in general, the markets for these films do not compete with those for graphene nanoplatelets.

2.	Ultra-thin particles of carbon that consist of layers of graphene sheets ranging in thickness from a few layers to many layers – that are commonly referred to as graphene nanoplatelets (“GNP” or “GNPs”). Because GNPs are thin and can be manufactured in a range of diameters, they are useful for a wide variety of applications. XG Sciences manufactures GNPs that range in thickness from a few nanometers and up to 10-20 nanometers and with diameters ranging from less than 1 micron and up to 100 microns. The manufacture of these graphene particles is our main area of expertise, and their use in practical applications is the focus of our sales, marketing and development activities.

The well-publicized isolation and characterization of graphene in 2004 at the University of Manchester, has spawned a new class of 2D materials based on layers of carbon atoms arranged in a hexagonal array and each carbon having lone pair electrons. The unique characterization and related performance of this new class of materials is derived from their two-dimensional nature and their composition of sp2 carbon atoms arranged in a hexagonal array. The ability of any new material to be exploited in industrial applications will depend on its fit-for-performance. In the case of graphene nanoplatelets, the fit-for-performance is very much related to their aspect ratio (among other factors) in that the diameter is typically significantly greater than the thickness. This is what differentiates the material from bulk graphite of high crystallinity and purity. We classify nanoplatelets consisting of largely basel planes of carbon atoms packed in a hexagonal array (i.e., graphene) as graphene nanoplatelets so long as their aspect ratio may be classified as two-dimension and are thus in the form of platelets. Such a definition implies that the thickness is nanoscale – GNPs having a thickness in the range from generally 0.6 nanometers and up to many 10’s of nanometers. For context one nanometer is one billionth of a meter, and the average thickness of a human hair is about 75,000 nanometers. We have chosen to utilize the definitions as set out by the Carbon Journal editorial team (Carbon, volume 65, pp.1-6) and Fullerex (Bulk Graphene Pricing Report, 2019) which provides classification for the various material types which provide meaningful descriptions of commercially available graphene.

Graphene Product Thickness Definitions Based on Thickness

Number of Layers	Product Description
1	Graphene (monolayer)
1-3	Very Few Layer Graphene (vFLG)
2-5	Few Layer Graphene (FLG)
2-10	Multilayer Graphene (MLG)
>10	Graphene Nanoplatelets (GNP)

Bulk Materials. We sell bulk materials under the trademarked brand name of xGnP® graphene nanoplatelets. These materials are produced in various grades, which are analogous to average particle thickness, and average particle diameters. There are three commercial grades (Grades H, M & R), each of which is offered in three standard particle sizes and a fourth, Grade C, which is offered in three standard surface areas. We also have access to other development grades (Grade T, for example), but which are not yet made available commercially and have been used internally for those products containing graphene nanoplatelets. These bulk materials, which normally ship in the form of a dry powder, are especially applicable for use as additives in polymeric or metallic composites, or in coatings or other formulations where particular electrical, thermal or barrier applications are desired by our customers. We also offer our material in the form of dispersions of nanoplatelets in liquids such as water, alcohol, or organic solvents, or mixed into resins or polymers such as thermoplastics or thermosets. We use two different commercial processes to produce these bulk materials:

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

XG Sciences’ Graphene Nanoplatelet Product Portfolio and Versus Graphite

Composites. These consist of compositions of specially designed xGnP® graphene nanoplatelets formulated in pre-dispersed mixtures that can be easily incorporated in various polymers. Our integrated composites portfolio includes pre-compounded resins derived from a range of thermoplastics as well as master batches of resins and xGnP® nanoplatelets and their combination with resins and fibers for use in various end-use applications that may include industrial, automotive, packaging and sporting goods and which have demonstrated efficacy in standard injection molding, compression molding, blow molding and 3-D processes, to name but a few. Our current product portfolio of polymer resins containing various forms of our xGnP® graphene nanoplatelets and in varying concentration includes polyurethane (XGPU), polypropylene (XGPP™), polyethylene terephthalate (XGPET™), nylon (XGNylon)and high-density polyethylene (XGHDPE™). Others polymers may be added over time depending on the end-market and customer needs. In addition, we offer various bulk materials with demonstrated efficacy in plastic composites to impart improved physical performance to such matrices, which may be supplied as dry powders or as aqueous or solvent-based dispersions or cakes as described above. We have also targeted use of our graphene nanoplatelets as an additive in cement mixtures, which we believe results in improved barrier resistance, durability, toughness and corrosion protection. Our XGConcrete™ Additive promotes the formation of more uniform and smaller grain structure in cement. This fine-grain and uniform structure gives the concrete improvements in flexural and compressive strength. In addition, the embedded graphene nanoplatelets will stop cracks from forming and retard crack propagation, should any cracks form – the combination of which will improve lifetime and durability of cement.

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

XGS Market/Application Focus Areas

Addressable Markets

The markets for our materials are large and growing. As one example, the 2019 North American packaging market for plastic bottles and containers is estimated to be more than $34 billion (Mordor Intelligence). Further, Mordor estimates the 2019 global market for PET water bottles at 543.8 billion units. XG Sciences is engaged in the supply of xGnP® graphene nanoplatelets for use in water bottles manufactured initially in North America and we are expanding our market activities into other geographies. If each water bottle produced in 2019 were to incorporate just 1 milligram of xGnP® graphene nanoplatelets, the total revenue available to XG Sciences may range from $200 to $300 million, depending on product form. As a second example, the 2019 Global market for rubber used in tires is estimated at 30 million metric tons (European Rubber Journal, January 9, 2019 and according the International Rubber Study Group). Graphene nanoplates have been shown to provide performance improvements when incorporated into tires. If graphene nanoplatelets were used in just 1 weight percent of all rubber used in tires, and used in only 20% of the available tire market, then there would exist a total global market for use of graphene nanoplatelets in tires of 60,000 metric tons on dry powder basis.

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

·	In 2018, Callaway Golf Company introduced new dual-core Chrome Soft and Chrome Soft X golf balls incorporating our xGnP® graphene nanoplatelets into the outer core, resulting in a new class of golf ball that enables higher driving speeds, greater distance and increased control, allowing Calloway to command a premium price for their golf balls in the marketplace. In2019, Callaway expanded the use of our technology to incorporate our xGnP® into the ERC Soft line of golf balls. In 2020, Callaway continued to use our products in the newly launch Chrome Soft line of golf balls. The 2020 version of the Chrome Soft X is based on a solid core, which no longer benefited from use of our products;

·	The Ford Motor Company, after having demonstrated a 17 percent reduction in noise, a 20 percent improvement in mechanical properties and a 30 percent improvement in heat endurance properties compared with that of polyurethane foam used without graphene, began incorporating our graphene nanoplatelets for polyurethane based foam parts in over ten under hood components on the Ford F-150 and Mustang in 2018. In late 2019, our products were qualified for use in engine covers in all Ford and Lincoln light truck and passenger car platforms. To meet this new demand, we began an expanded level of production in early 2020

·	International specialty materials company formulating our products into an adhesive used in production by a European automotive manufacturer to improve thermal performance. In 2018 we shipped them 800 Kgs of our products. In 2019 their demand increased by 225% to 1,800 Kilograms. In 2020, their initial forecasts were for a 166% increase in demand to 3,000 Kilograms. We shipped 700 Kgs in the first quarter, but their May delivery was pushed to July due to COVID-19;

·	Lead acid battery manufacturers incorporating our materials in the commercial supply of batteries demonstrated improvements in measured cycle life, capacity and charge acceptance;

·	In 2019, we also announced the use of our products in an engine oil additive supplied by Hella, an innovative family-owned company serving the automotive and industrial markets with annual revenue of approximately 7 billion Euros;

·	A US-based construction company has demonstrated a 40% improvement in strength when our products are incorporated into composite panels, targeted for commercial introduction in 2020;

·	Large plastics packaging company having demonstrated more than a 2x improvement in strength upon adoption of our xGnP graphene nanoplatelets and while maintaining low color and optical transparency, are now targeting commercial introduction impacting recycling and light weighting; and
·	Several customers are currently in initial scale production using our products for applications including resistive heating, additives for use in the oil and gas industry, coatings to improve load-bearing and thermal conductivity, chemical resistance and barrier. We expect that demand for our products will grow as new applications gain market momentum.

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

Commercialization Trends

We are tracking the commercial and development status of more than 75 different customer applications using our materials with some customers pursuing multiple applications. As of March 31, 2020, we had twenty (20) specific customer applications where our materials are incorporated into our customers’ products and such customers are actively selling these products to their own customers. In addition, we have another nineteen (19) customer applications where our customers have indicated that they expect to begin shipping product incorporating our materials in the next 3 – 6 months and have another twenty-two (22) customer applications where our customers have indicated an intent to commercialize in the next 6 – 9 months. We are also working with numerous additional customers that have not yet indicated an exact date for commercialization, but we believe have the potential to contribute to meaningful revenue in 2020. The following graphic demonstrates the commercialization trends over the past 8 fiscal quarters as an increasing number of customers indicate their intent to commercialize applications and move into actively selling or promoting products for future sales. We experienced an impact from the coronavirus pandemic during the quarter with several customers pushing out the timing for commercial adoption. This is reflected in the reduction in the number of customers indicating their intent to commercialize in the next 6-9 months. Also, we experienced a reduction in the number of “commercial” customers as some customers previously promoting their products to their customers suspended their marketing efforts until such time as overall market conditions are more favorable. We anticipate we may continue and see customer delays over the next several quarters due to COVID-19.

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

In addition to the above, there are many additional customers demonstrating efficacy and moving through the qualification process.

Manufacturing Capacity

We completed the first phase of expansion in our newest 64,000 square-foot facility in the first half of 2018. The expansion has added 90 metric tons of graphene nanoplatelet production capacity, bringing the total capacity of the facility up to approximately 180 metric tons of dry powder. Phase two of the expansion was partially complete by year-end 2018 and resulted in up to ~270 metric tons of total graphene nanoplatelet output capacity at the facility. We completed the last portion of this phase two expansion in the second half of 2019, resulting in up to ~400 metric tons of total graphene nanoplatelet output capacity. Our total graphene nanoplatelet output capacity across both of our manufacturing facilities, as of March 31, 2020, is an approximate 450 metric tons per year on a dry powder basis. The expansions support our mission to continue commercializing the use of graphene in customer products across diverse industries. XG’s increasing capacity will support our expected growth in demand for our products over the next several fiscal quarters. However, additional manufacturing capabilities for certain value-added products and certain bulk materials remain to be developed and may require the acquisition of additional facilities. In particular, the production processes for certain integrated products will require additional capital and may require additional facilities to meet expected future customer demand.

Some of the Company’s products are new products that have not yet been fully developed and for which manufacturing operations have not yet been fully scaled. Although we believe we will continue to scale our production capability, we have not yet demonstrated the capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term.

Our Intellectual Property

Some of our proprietary manufacturing processes were developed at Michigan State University (MSU) and licensed to us in 2006. We license two U.S. patents from MSU. On August 8, 2016, we signed an agreement acquiring an exclusive license with Metna Co. (Meta) to Metna’s background IP for use of graphene nanoplatelets as additives to concrete mixtures. For purposes of the agreement, Metna’s background IP relates to the U.S. Patent 8,951,343. Also, on August 8, 2016, we entered into a second agreement for an exclusive license related to all Metna’s background technology and foreground technology, including any jointly-owned foreground technology where the end use is known to be any graphite additive dispersed in concrete mixtures. On April 25, 2019 we signed an Intellectual Property License, Joint Development and Commercialization Agreement with Niagara Bottling acquiring exclusive license to certain of Niagara’s patents and applications relating to the use of graphene nanoplatelets in packaging applications. For purposes of the agreement, Niagara’s IP relates to five (5) U.S. patents and patent applications and two (2) international applications and future registered intellectual property directed at the field. Over time, our scientists and engineers have made many further discoveries and inventions that are embodied in the form of (and as of March 31, 2020): eighteen (18) additional U.S. patents, twenty-three (23) foreign patents, thirteen (13) additional U.S. patent applications and numerous trade secrets. For many of the applications filed in the U.S., additional filings are made in other countries such as the European Union, Japan, South Korea, China, Taiwan or other applicable countries. As of March 31, 2020, we maintained fifteen (15) international patent applications. These filings and analyses are made on a case-by-case basis. Typically, patents that are defensive in nature are not filed abroad, while those that are protective of active XGS products or applications are filed in relevant countries abroad. Our general IP strategy is to keep as trade secrets those manufacturing processes that are difficult to enforce should they be disclosed and to seek patent coverage for other manufacturing processes, materials derived from those processes, unique combinations of materials and end uses of materials containing graphene nanoplatelets. We believe that the combination of our rights under various licenses, our patents and patent applications, and our trade secrets create a strong intellectual property position.

Operating Segment

We have one reportable operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, conducts research on graphene nanoplatelets and related products, and licenses our technology as appropriate. As of March 31, 2020, we shipped products on a worldwide basis, however all of our assets were located within the United States.

Results of Operations for the Three Months Ended March 31, 2020 compared with the Three Months Ended March 31, 2019

	For the Three Months Ended March 31,		Change 2020 to 2019
	2020	2019	$	%
Total Revenues	167,063	857,278	(690,215)	-80.5%
Cost of Goods Sold	762,483	1,174,622	412,139	35.1%
Gross Loss	(595,420)	(317,344)	(278,076)	-87.6%
Research & Development Expense	285,727	385,245	99,518	25.8%
Sales, General & Administrative Expense	1,292,135	1,420,922	128,787	9.1%
Total Operating Expenses	1,577,862	1,806,167	228,305	12.6%
Operating Loss	(2,173,282)	(2,123,511)	(49,771)	-2.3%
Other Expense	(178,009)	(76,665)	101,344	-132.2%
Net Loss	(1,995,273)	(2,046,846)	51,573	2.5%

Revenue

For the three months ending March 31, 2020 we reported revenue of $167,063, a 17.7% increase from the $141,962 reported in the immediately prior three-month period ending on December 31, 2019 and an 80.5% decrease from the $857,913 reported  for the three months ending March 31, 2019. Since we are in the business of developing new materials and for use in new ways, accurately forecasting new product adoption can be a challenge for our customers. Accordingly, our business is subject to the vagaries of unpredictable demand and inaccurate forecasts and is as seen in our first quarter, year-on-year decrease in revenue. The $690,850 decrease in revenue for the three months ended March 31, 2020 from the comparable period in the prior year, is primarily due to three customers who purchased $774,176 of our products in the first quarter of 2019 who did not purchase any products in the first quarter of 2020 All three of these customers are still using our products in production, but given the newness of our products, demand for their products incorporating our products is also unpredictable. We believe these customers will continue to ship their products incorporating our material and we expect they will resume purchasing our products at historical levels in the next few quarters. Another customer purchased $38,700 of our products in the first three months of 2019 and $83,172 in the first three months of 2020, or an increase of 115%. We have a very strong customer pipeline and continue to establish a robust baseline of customers who are nearing commercial status. We believe that once these customers reach commercial status with products that incorporate our products, each will begin to order from us on a regular basis, which will help to mitigate the quarter to quarter revenue variability. However, until such time, we expect to see variations in quarterly revenue resulting from variable order patterns from our customers.

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

We ship our products from our Lansing, MI manufacturing facilities to customers around the world. During the three months ended March 31, 2020, we shipped materials to customers in 16 countries, as compared to 13 countries during the same period in 2019. For the three months ended March 31, 2020, sales to two countries, South Korea and Switzerland, accounted for more than 10% of revenue. For the three months ended March 31, 2019, shipments to South Korea accounted for more than 10% of product sales.

Order Summary

The table below shows a comparison of domestic and international orders fulfilled (excluding orders for free samples). The table also includes the average order size for product sales. The average order size for product revenue during the three months ended March 31, 2020 decreased by 85%, as compared to the same period in 2019. The relatively small average order size means that the majority of our customer base remains active with research and development projects that only use limited amounts of our material. We expect our average order size to increase significantly as more customers reach commercial status.

Order Summary	For the Three Months Ended March 31,
(unaudited)	2020	2019	Change

Number of orders - domestic	48	33	15
Number of orders - international	28	26	2
Number of orders - total	76	59	17
Average order size for product sales recorded in our Statement of Operations	$2,201	$15,018	$(12,817)
% change			(85%)

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

The following table shows the relationship of direct costs to product sales for the three months ended March 31, 2020 and 2019:

Gross Loss Summary	For the Three Months Ended March 31,		Change 2020 to 2019
	2020	2019	$	%
Product Sales	$167,063	$857,278	$(690,215)	(80.5)
Direct Costs	103,570	681,153	(577,583)	(84.8)
Direct Cost Margin	$63,494	$176,125	$(112,631)	(63.9)
% of Sales	38.0%	20.5%

Unallocated Manufacturing Expense	658,913	493,469	165,444	33.5
Gross Loss on Product Sales	$(595,420)	$(317,344)	$(278,076)	87.6

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

For the three months ended March 31, 2020, unallocated manufacturing expenses increased by 33.5% to $658,913 as compared to $493,469 for the same period in 2019. The increase of $165,444 is largely due to fixed overhead cost not being allocated to finished goods due to capacity underutilization.

Sales, General and Administrative Expenses

During the three months ended March 31, 2020, we incurred selling, general and administrative expenses (SG&A) of $1,292,136. This is a decrease of $128,787 or 9.1% from the same period in 2019. This decrease in SG&A expense is primarily related to decreased personnel costs as the Company began taking measures in anticipation of slower demand and delays in customer adoption caused by COVID-19.

Research and Development Expenses

During the three months ended March 31, 2020, we incurred research and development expenses (R&D) of $285,727. This is a decrease of $99,518 or 25.8% from the same period in 2019. This decrease in R&D is primarily due to decreased personnel costs as we realign our R&D efforts to be more product focused.

Other Expense

Other income and expense consist primarily of Interest expense on the Dow Facility. Following shows a comparison of other income and expense for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31
	2020	2019	Change
Interest expense, net	$(178,009)	$(76,665))	$(101,344))

Liquidity and Capital Expenditures

Liquidity

We have historically incurred recurring losses from operations and we may continue to generate negative cash flows as we implement our business plan. Our consolidated financial statements are prepared using accounting principles generally accepted in the United States (“US GAAP”) as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In December 2016, we entered into a Draw Loan Note and Agreement with The Dow Chemical Company (the “Dow Facility”) to provide up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. We drew $2 million at closing, $1 million on each of July 18, 2017, September 22, 2017 and December 4, 2017. After December 1, 2017, an additional $5 million became available under the Dow Facility as a result of the Company having raised $10 million of equity capital after October 31, 2016. We drew $2 million on July 8, 2019, an additional $2 million on November 19, 2019 and, on February 12,2020, we drew the remaining $1 million.

As of June 10, 2020, we had cash on hand of $969,716.   Due to lower than expected revenue in 2019 and the current COVID-19 global pandemic impacting both our operations and that of our customers, Management has taken several steps to ensure we are able to fund our operations from existing cash on hand, operating cash flows, additional borrowings and restructured debt obligations.

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

In late March / early April   of 2020, we applied for relief under the Coronavirus Aid, Relief and Economic Security Act (CARES) by submitting an application with the Small Business Administration (SBA) for an Economic Injury Disaster Loan (“EIDL”) and by submitting an application to an SBA lender bank, PNC, for a Paycheck Protection Plan (“PPP”) loan. On April 18, 2020, we received an approved and fully executed PPP Term Note for $825,200 with a term of two years, a six-month repayment deferral period, and an annual rate of interest of 1%, with a potential for some or all of the loan to be forgiven, dependent upon use of the loan proceeds. On April 20, 2020, we received the $825,200 under the PPP loan. On May 17, 2020, the SBA issued us a decline letter for the EIDL for which we have requested reconsideration.

On April 23, 2020, we entered into an amended and restated Draw Loan Note and Agreement and related transaction documents (collectively, the “Amended Dow Facility”) with the Dow Chemical Company to amend the terms of our current loan facility to allow us to structure a private placement of units (“Units”) comprised (in part) of subordinated, secured convertible notes (“Convertible Notes” and such offering, the “Unit Offering”), to support ongoing cash needs.  In the Amended Dow Facility, the Company and Dow agreed to 1) extend the term of such loan facility by two years to December 1, 2023, 2) significantly reduce any required prepayment to Dow from the proceeds of new equity or equity-linked financings from the current 30-50% prepayment requirement on the pre-existing Dow Facility to a 10% prepayment requirement in the Amended Dow Facility, which does not begin until after we have raised an additional $7 million in equity or equity-linked capital from the date of the amendment, 3) capitalize all interest payable until such time as we have recorded GAAP revenue of at least $2 million for two consecutive calendar quarters 4) increase the rate of interest to 6.5% per annum from 5.0% on the pre-existing Dow Facility, and 5) allow for a subordinated security interest to be granted to new investors in the Unit Offering.

Immediately after the execution of the transaction documents related to the Amended Dow Facility, we commenced the Unit Offering in a private placement to accredited investors. The Unit Offering is comprised of the Convertible Notes and a right to exchange two shares of previously issued Common Stock of the Company for two shares of Series B Convertible Preferred Stock of the Company (“Series B Preferred Stock”) for every $8.00 invested in the Unit Offering (the “Exchange Rights”). The Convertible Notes are secured by a junior security interest in all the assets of the Company, bear an interest rate of 7.5% per annum and mature on December 31, 2024. Each investor’s Exchange Rights are exercisable for a period of thirty (30) days after acceptance by the Company of a fully executed subscription agreement.

At the option of each holder, the Convertible Notes are convertible into either i) Series B Preferred Stock at a conversion price of $8.00/share; or ii) any other form of preferred or common stock (“Subsequent Stock”) issued by the Company at a conversion price per share equal to 80% of the purchase price per share at which such Subsequent Stock is sold (or if the value per share is fixed, 120% of the number of shares that might otherwise be issuable).

If and when we raise at least $15 million of equity capital (excluding capital raised in this Unit Offering), the Convertible Notes will be automatically converted into whichever of the following equity securities would result in the greatest number of shares of Common Stock being issued to the holders on an “as-if-converted” basis at such time: (i) Series B Preferred Stock at a conversion price of $8.00/share; or (ii) Subsequent Stock at a note conversion price per share equal to 80% of the purchase price per share at which such Subsequent Stock is sold (or if the value per share is fixed, 120% of the number of shares that might otherwise be issuable); provided, however, in the event the Company raises at least $15 million of equity capital within one hundred and twenty (120) days after the first issue date of Convertible Notes, such percentages will be changed to 90% of the purchase price per share at which such Subsequent Stock is sold (or, if the value per share is fixed, 110% of the number of shares that might otherwise be issuable).

Each share of Series B Preferred Stock has an original issue price of $8.00 per share (the “Series B Original Issue Price”) and a liquidation preference of $8.00 per share, with both the Series B Original Issue Price and the liquidation preference per share subject to adjustment for stock splits, recapitalizations, and the like. The Series B Preferred Stock will be senior to the Company’s Common Stock and pari-passu with the Series A Preferred Stock in terms of right of repayment in a liquidation.

The Series B Preferred Stock has full ratchet antidilution protection that provides that each share of Series B Preferred Stock outstanding may be converted by an Investor at any time into that number of shares of Common Stock determined by dividing the then current Series B Original Issue Price by the applicable Conversion Price (as defined below) with the resulting fraction equal to the “Series B Conversion Rate”. The total number of shares of Common Stock issuable will be equal to the number of shares of Series B Preferred Stock being converted multiplied by the Series B Conversion Rate. The “Conversion Price” is, at any time, the price per share equal to the lesser of a) the Series B Original Issue Price per share and b) the lowest price per share at which the Company has sold equity or equity-linked securities (other than customary exclusions) at any future date while any shares of the Series B Preferred Stock remain outstanding. The Series B Original Issue Price and Conversion Price in effect at any time are also subject to proportional adjustment for share splits, share dividends, recapitalizations and the like.

On April 23, 2020, certain members of our Board of Directors and their affiliates purchased $550,000 of Units. In additions, these Board members and their affiliates have made additional commitments to the Company to match any purchases of Units by disinterested third parties on a dollar for dollar basis up to an additional $1.5 million of Units purchased by such disinterested parties.

As of June 10, 2020, we had cash on hand of $969,716. Taking into consideration our current cash on hand, we estimate that we will need to raise approximately $500,000- $1,000,000 of additional capital in order to continue our operations for the next twelve months in a minimal to no revenue growth environment. If we are able to raise $1.5 million of capital from disinterested third parties, the commitments from our Board members to match this amount would result in $3.0 million of total capital to the Company, which we estimate would allow the Company to continue operating for 24 months in a minimal to no revenue growth environment.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide this information.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following sets forth information regarding all unregistered securities sold from July 1, 2019 through March 31, 2020:

(1)	We granted stock options to purchase an aggregate of 32,500 shares at an exercise prices of $8.00 per share to Board members, consultants and directors under the 2017 Equity Plan;

(2)	We granted an aggregate of 32,500 shares of restricted stock with an aggregate fair value of $260,000 under the 2017 Incentive Plan.

The issuances of securities described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under the Securities Act as transactions by an issuer not involving a public offering or under benefit plans and contracts relating to compensation as provided under Rule 701.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On April 27, 2020, the Company amended and restated the Certificate of Designation of it Series B Preferred Stock, a copy of which is filed as Exhibit 3.1 hereto.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

3.1	Second Amended and restated Certificate of Designations of Series B Convertible Preferred Stock	Filed herewith
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002*	Filed herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewith
101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 17 2020	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer

Dated: June 17, 2020	By:	/s/ Jacqueline M. Lemke
	Name:	Jacqueline M. Lemke
	Title:	Chief Financial Officer

