Form 10-Q/A
period 2020-03-31
XG SCIENCES INC
filed 2020-07-15
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q/A

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

As of July 10, 2020, there were [3,949,443] shares of the registrant’s common stock outstanding.

EXPLANATORY NOTE

XG Sciences, Inc., a Michigan corporation (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-Q for the quarter ended March 31, 2020 (the “Original 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2020, solely to disclose that the Company had filed the Original 10-Q after the May 14, 2020 deadline applicable to the Company for the filing of a Form 10-Q in reliance on the 45-day extension provided by an order issued by the SEC pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) (Release No. 34-88465 dated March 25, 2020) (the “Order”).

On April 23, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original 10-Q prior to the prescribed May 14, 2020 filing date because the Company’s operations have been impacted by the novel coronavirus disease 2019 ( “COVID-19”). Because of the COVID-19 global pandemic impacting both the Company’s operations and that of its customers, management was required to devote additional time and resources to steps to ensure that the Company was able to fund its operations. At the time the , the Company was engaged in restructuring its organization by reducing headcount by 45%, by furloughing substantially all manufacturing employees and by implementing temporary salary reductions ranging from 15-20%, and in seeking additional financing to support continuing operations. The reduction in staffing had an impact on the Company’s business and its ability to timely file its annual report for the year ended December 31, 2020 (the “10-K”), and in similarly to file the Original 10-Q for the quarter ended March 31, 2020. The Company was engaged in finalizing the 10-K immediately prior to May 14, 2020, and subsequently filed the Original 10-Q on June 17, 2020.

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

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original 10-Q. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original 10-Q. This Amendment should be read in conjunction with the Original 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original 10-Q.

2

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 15, 2020	By:	/s/ Philip L. Rose
	Name:	Philip L. Rose
	Title:	Chief Executive Officer

Dated: July 15, 2020	By:	/s/ Jacqueline M. Lemke
	Name:	Jacqueline M. Lemke
	Title:	Chief Financial Officer

4