Form 10-Q
period 2020-06-30
XG SCIENCES INC
filed 2021-05-24
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

or

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

(517) 703-1110

(Issuer Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 16, 2021, there were 8,383,892 shares of the registrant’s common stock outstanding.

The Company was unable to timely file the reports for the quarters ending June 30, 2020 and September 30, 2020 due to the time required by a valuation study needed to properly analyze and account for the April 23, 2020 Convertible Notes Unit Offering.

XG SCIENCES, INC.

FORM 10-Q

June 30, 2020

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

ITEM 1 – FINANCIAL STATEMENTS

XG SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$667,664	$1,129,702
Accounts receivable, less allowance for doubtful accounts of $157,965 at June 30, 2020 and $179,600 at December 31, 2019	108,125	72,227
Inventories	866,792	891,587
Other current assets	289,590	334,493
Total current assets	1,932,171	2,428,009

Property, Plant and Equipment, Net	3,268,725	3,676,142

Lease Deposit	59,440	77,544

Intangible Assets, Net	763,215	753,862

Right of Use Asset	1,325,549	1,606,443

TOTAL ASSETS	7,349,100	8,542,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	815,067	634,564
Other current liabilities	272,323	238,554
Deferred revenue	12,757	—
Current portion of lease liabilities	484,430	520,197
Total current liabilities	1,584,577	1,393,315
LONG-TERM LIABILITIES
Long-term portion of lease liabilities	962,482	1,183,872
Convertible notes	247,104	—
SBA Loan payable	802,069	—
Long term debt - Dow	9,396,644	8,111,610
Total long-term liabilities	11,408,299	9,295,482
TOTAL LIABILITIES	12,992,876	10,688,797

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, 3,000,000 shares authorized, 1,890,354 shares issued and outstanding, liquidation value of $22,684,248 at June 30, 2020 and December 31, 2019	22,307,480	22,307,480
Series B Preferred stock, 1,500,000 shares authorized, 137,043 and zero shares issued and outstanding, liquidation value of $1,096,344 at June 30, 2020 and zero at December 31, 2019	1,079,400	—
Common stock, no par value, 25,000,000 shares authorized, 3,887,400 and 4,024,443 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	31,305,532	32,351,876
Additional paid-in capital	9,421,443	8,774,975
Accumulated deficit	(69,757,631)	(65,581,128)
Total stockholders’ equity (deficit)	(5,643,776)	(2,146,797)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	7,349,100	8,542,000

See notes to unaudited condensed consolidated financial statements.

XG SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) - USD ($)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Product Sales	81,146	247,069	248,209	1,104,346
Total Revenues	$81,146	$247,069	$248,209	$1,104,346
COST OF GOODS SOLD
Direct costs	41,828	196,411	145,398	877,564
Unallocated manufacturing expenses	412,802	599,745	1,071,715	1,093,214
Cost of Goods Sold	454,630	796,156	1,217,113	1,970,778
GROSS LOSS	(373,484)	(549,087)	(968,904)	(866,432)
OPERATING EXPENSES
Research & Development Expense	184,527	384,767	470,254	770,013
Sales, General & Administrative Expense	1,076,265	1,486,380	2,368,400	2,907,301
Total Operating Expenses	1,260,792	1,871,147	2,838,654	3,677,314
OPERATING LOSS	(1,634,276)	(2,420,234)	(3,807,558)	(4,543,746)
OTHER EXPENSE
Interest expense, net	(190,800)	(78,277)	(368,808)	(154,941)
Noperating Expense	(136)	—	(136)	—
Total Other Expense	(190,936)	(78,277)	(368,944)	(154,941)
Net Loss	$(1,825,212)	$(2,498,511)	$(4,176,502)	$(4,698,687)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic and diluted (in shares)	4,001,778	3,990,038	4,013,111	3,883,053
NET LOSS PER SHARE - Basic and diluted (in dollars per share)	$(0.46)	$(0.63)	$(1.04)	$(1.21)

See notes to unaudited condensed consolidated financial statements.

XG SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Six Months Ended June 30, 2019 - USD ($)
	Preferred stock A		Preferred stock B		Common stock		Additional paid-in capital	Accumulated deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Total
Balances, December 31, 2018	1,890,354	$22,307,480			3,760,268	$30,268,476	$8,101,923	$(55,687,160)	$4,990,719
Stock issued for cash					51,250	410,000			410,000
Stock issuance fees and expenses						(16,000)			(16,000)
Transition adjustment for adoption of new lease standard								(116,319)	(116,319)
Stock-based compensation expense						20,000	88,288		108,288
Net loss	—	—	—	—	—	—	—	(2,200,176)	(2,200,176)
Balances, March 31, 2019	1,890,354	$22,307,480	—	$—	3,811,518	$30,682,476	$8,190,211	$(58,003,655)	$3,176,512

Stock issued for cash					200,425	1,603,400			1,603,400
Stock issuance fees and expenses						(4,000)			(4,000)
Stock-based compensation expense						20,000	90,368		110,368
Net loss	—	—	—	—	—	—	—	(2,498,511)	(2,498,511)
Balances, June 30, 2019	1,890,354	$22,307,480	—	$—	4,011,943	$32,301,876	$8,280,579	$(60,502,166)	$2,387,769

	For the Six Months Ended June 30, 2020 - USD ($)
	Preferred stock A		Preferred stock B		Common stock		Additional paid-in capital	Accumulated deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Total
Balances, December 31, 2019	1,890,354	$22,307,480	$—	$—	4,024,443	$32,351,876	$8,774,975	$(65,581,128)	$(2,146,797)
Stock-based compensation expense						25,000	85,276		110,276
Warrants issued with Dow financing							71,276		71,276
Net loss	—	—	—	—	—	—	—	$(2,351,291)	(2,351,291)
Balances, March 31, 2020	1,890,354	$22,307,480	—	$—	4,024,443	$32,376,876	$8,931,527	$(67,932,419)	$(4,316,536)
Common stock exchanged for Series B stock			137,043	1,096,344	(137,043)	(1,096,344)			—
Stock issuance fees and expenses				(16,944)					(16,944)
Value of exchange rights							268,431		268,431
Stock-based compensation expense						25,000	221,485		246,485
Net loss	—	—	—	—	—	—	—	(1,825,212)	(1,825,212)
Balances, June 30, 2020	1,890,354	$22,307,480	137,043	$1,079,400	3,887,400	$31,305,532	$9,421,443	$(69,757,631)	(5,643,776)

See notes to unaudited condensed consolidated financial statements

XG Sciences, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss	$(4,176,502)	$(4,698,687)
Depreciation	432,026	388,110
Amortization of intangible assets	36,093	31,716
Provision for bad debts	0	26,000
Stock-based compensation expense	356,760	218,656
Non-cash interest expense	369,840	39,584
Changes in current assets and liabilities:
Accounts receivable	(35,898)	563,515
Inventory	24,795	(305,361)
Other current and non-current assets	86,744	(46,002)
Accounts payable and other liabilities	227,028	(353,563)
NET CASH USED IN OPERATING ACTIVITIES	(2,679,114)	(4,136,032)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(24,609)	(287,746)
Purchases of intangible assets	(45,445)	(74,127)
NET CASH USED IN INVESTING ACTIVITIES	(70,054)	(361,873)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	2,013,400
Common stock issuance fees and expenses	—	(20,000)
Proceeds from (repayment of) long term debt- Dow	1,000,000	(638,220)
Proceeds from convertible notes	550,000	—
Convertible notes issuance fees and expenses	(63,801)	—
Proceeds from SBA Loan and EIDL Grant	800,795	—
Repayments of capital lease obligations	—	(15,528)
Exchange Rate value	136
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,287,130	1,339,652

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(462,038)	(3,158,253)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,129,702	4,893,974
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	667,664	1,735,721

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	77	64,626
Warrants issued with Dow financing	71,276	—

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

Use of Estimates

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, together with amounts disclosed in the related notes to the financial statements. Actual results and outcomes may differ from our estimates, judgments, and assumptions. Significant estimates, judgments and assumptions used in these condensed consolidated financial statements include, but are not limited to, those related to revenue, accounts receivable and related allowances, inventory valuations, contingencies, useful lives, and recovery of long-term assets, including intangible assets, income taxes, and the fair value of stock-based compensation. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Liquidity

We have historically incurred losses from operations, and we may continue to generate negative cash flows as we implement our business plan. Our consolidated financial statements are prepared using US GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of May 17, 2021, we had cash on hand of $x,xxx,xxx. Due to lower-than-expected revenue in 2019 and the current COVID-19 global pandemic impacting both our operations and that of our customers, Management has taken several steps to ensure we are able to fund our operations from existing cash on hand, operating cash flows, additional borrowings, and restructured debt obligations.

In March of 2020, we restructured our organization by reducing headcount by 53%, by furloughing substantially all manufacturing employees, and by implementing temporary salary reductions ranging from 15-20%. Although we have re-employed key employees since the reductions and furloughs, annual payroll and related costs have been reduced by 38%. In April 2020, we furloughed additional employees in our R&D and Engineering departments. Salary reductions remained in place at the discretion of the Compensation Committee of the Board of Directors until February 1, 2021.

In early April of 2020, we applied for relief under the Coronavirus Aid, Relief and Economic Security Act (CARES) by applying with the Small Business Administration (SBA) for an Economic Injury Disaster Loan (“EIDL”) and by submitting an application to an SBA lender bank, PNC, for a Paycheck Protection Plan (“PPP”) loan. On April 18, 2020, we received an approved and fully executed PPP Term Note for $825,200 with a term of two years, a six-month repayment deferral period, and an annual rate of interest of 1%, with a potential for some or all of the loan to be forgiven, dependent upon use of the loan proceeds. On April 20, 2020, we received the $825,200 of proceeds under the PPP loan which was subsequently reduced by $34,405 to $790,795 due to additional SBA guidance regarding 1099 income paid. On October 6, 2020, the Paycheck Protection Flexibility Act of 2020 extended the deferral expiration period for loan repayments to either the date that the SBA remits the borrower’s loan forgiveness or to 24 weeks after the receipt of proceeds plus 10 months or July 3, 2021. We plan to apply for loan forgiveness before the end of the deferred expiration date. The outstanding principal that is not forgiven converts to an amortizing term loan. On May 17, 2020, the SBA issued us a decline letter for the EIDL for which reconsideration has not been granted.

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

At the option of each holder, the Convertible Notes are convertible into either i) Series B Preferred Stock at a conversion price of $8.00/share; or ii) any other form of preferred or common stock (“Subsequent Stock”) issued by the Company at a conversion price per share equal to 80% of the purchase price per share at which such Subsequent Stock is sold (or if the value per share is fixed, 125% of the number of shares that might otherwise be issuable).

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

If and when we raise at least $15 million of equity capital (excluding capital raised in this Unit Offering), the Convertible Notes will be automatically converted into whichever of the following equity securities would result in the greatest number of shares of Common Stock being issued to the holders on an “as-if-converted” basis at such time: (i) Series B Preferred Stock at a note conversion price of $8.00/share; or (ii) Subsequent Stock at a note conversion price per share equal to 80% of the purchase price per share at which such Subsequent Stock is sold (or if the value per share is fixed, 125% of the number of shares that might otherwise be issuable);

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

The Series B Preferred Stock has full ratchet antidilution protection that provides that each share of Series B Preferred Stock outstanding may be converted by an Investor at any time into that number of shares of Common Stock determined by dividing the then current Series B Original Issue Price by the applicable Conversion Price (as defined below) with the resulting fraction equal to the “Series B Conversion Rate”. The total number of shares of Common Stock issuable will be equal to the number of shares of Series B Preferred Stock being converted multiplied by the Series B Conversion Rate. The “Conversion Price” is, at any time, the price per share equal to the lesser of a) the Series B Original Issue Price per share and b) the lowest price per share at which the Company has sold equity or equity-linked securities (other than customary exclusions) at any future date while any shares of the Series B Preferred Stock remain outstanding. The Series B Original Issue Price and Conversion Price in effect at any time are also subject to proportional adjustment for share splits, share dividends, recapitalizations, and the like.

On April 23, 2020, certain members of our Board of Directors and their affiliates purchased $550,000 of convertible notes. In addition, these Board members and their affiliates purchased $800,000, $1,801,504, and $515,016 of convertible notes in the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021. In total, the Board members and their affiliates purchased a total of $3,666,520 of convertible notes through March 31, 2021 from the Company. Non-Board affiliated third parties purchased $700,160 and $2,073,600 of convertible notes in the quarters ended December 31, 2020 and March 31, 2021 from the Company for a total purchase of $2,773,760. Total proceeds from the sale of Convertible Notes as of March 31, 2021 was $6,440.280.

Taking into consideration our current cash on hand, we estimate that we will need to raise approximately $500,000 - $1,000,000 of additional capital to continue our operations for the next twelve months in a minimal to no revenue growth environment. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and growth in revenue from operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete an equity or debt offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations. It could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory

 The following amounts were included in inventory at the end of the period:

	June 30,	December 31,
	2020	2019
Raw Materials	$54,461	$68,784
Consumables	70,103	70,103
Finished Goods	742,228	752,700
Total	$866,792	$891,587

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for us for annual periods beginning January 1, 2021. We are currently reviewing the provisions of this new pronouncement, and the impact, if any, the adoption of this guidance has on our financial position and results of operations.

In January 2020, the FASB issued ASU 2020-01, “Investments—Equity Securities (Topic 321)”, “Investments—Equity Method and Joint Ventures (Topic 323)”, and “Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815”, which clarifies that an entity should consider observable transactions when either applying or discontinuing the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321. ASU 2020-01 clarifies that for certain forward contracts or purchased options to acquire investments, an entity should not consider whether, upon settlement of the forward contract or exercise of the purchased option, the underlying securities would be accounted for under the equity method or the fair value option. ASU 2020-01 is effective for us for annual periods beginning January 1, 2021. Early adoption is permitted. We are currently reviewing the provisions of this new pronouncement and the impact, if any, the adoption of this guidance has on our financial position and results of operations.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional guidance and expedients for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and are effective upon issuance. We are currently assessing whether and how we will elect to apply ASU 2020-04.

Except for the standards discussed above, we believe there have been no new accounting pronouncements effective or not yet effective that have significance, or potential significance, to our Consolidated Financial Statements.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 –FINANCING AGREEMENT

Dow Facility

In December 2016, we entered into the Dow Facility which provided us with up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. Under the original terms, the loan matured on December 1, 2021. In addition, after we raised a cumulative amount of equity capital exceeding $15 million, we were required to prepay an amount equal to 30% of the amount raised over $15 million, but less than $25 million. We began these prepayments on equity raised as of September 10, 2018. Interest was payable beginning January 1, 2017 although we elected, per the loan documents, to capitalize the interest as part of the outstanding debt through January 1, 2019. Beginning April 1, 2019, current interest was payable in cash on the first day of following the quarter.   Dow received warrant coverage of one share of common stock for each $40 in loans received by us, equating to 20% warrant coverage, with an exercise price of $8.00 per share for the warrants issued at closing of the initial $2 million draw. After the initial closing, the strike price of future warrants issued is subject to adjustment if we sell shares of common stock at a lower price. As of June 30, 2020, we have issued 250,000 warrants to Dow, which are exercisable on or before the expiration date of December 1, 2023.

On April 23, 2020, we entered into an amended and restated Draw Loan Note and Agreement and related transaction documents (collectively, the “Amended Dow Facility”) whereby the Company and Dow agreed to 1) extend the term of such loan facility by two years to December 1, 2023, 2) reduce required prepayment to Dow from the proceeds of new equity or equity-linked financings from the current 30-50% prepayment requirement on the pre-existing Dow Facility to a 10% prepayment requirement in the Amended Dow Facility, which does not begin until after we have raised an additional $7 million in equity or equity-linked capital from the date of the amendment, 3) capitalize all interest payable until such time as we have recorded GAAP revenue of at least $2 million for two consecutive calendar quarters, 4) increase the rate of interest to 6.5% per annum from 5% in the pre-existing Dow Facility, and 5) allow for a subordinated security interest to be granted to new investors in the Unit Offering.

The warrants meet the criteria for classification within stockholders’ equity. Proceeds were allocated between the debt and the warrants at their relative fair value on the date of issue. The total debt discount on the Dow Facility was approximately $747,000. This debt discount is being amortized to interest expense using the effective interest method over the term of the loans using an average effective interest rate of 7.9%. During the six months ended June 30, 2020, we recognized $366,309 of amortization expense consisting of $264,835 of interest expense accrued and $91,474 of amortization from debt discount accretion related to the Dow Facility warrants. As of June 30, 2020, the Dow Facility has a carrying value of $9,396,645.

The Dow Facility entitles Dow to appoint an observer to our Board. Dow will maintain this observation right until the amount of principal and interest outstanding under the Dow Facility is less than $5 million.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK WARRANTS ACCOUNTED FOR AS EQUITY INSTRUMENTS

The following table summarizes the warrants (including the warrants previously accounted for as derivatives) outstanding on June 30, 2020, which are accounted for as equity instruments, all of which are exercisable:

Date Issued	Expiration Date	Indexed Stock	Exercise Price	Warrants
10/8/2012	10/8/2027	Common	$12.00	5,000
01/15/2014 - 12/31/2014	1/15/2024	Series A Convertible Preferred	$12.00	972,720
04/30/2015 - 05/26/2015	4/30/2022	Common	$16.00	218,334
6/30/2015	6/30/2022	Common	$16.00	6,563
12/31/2015	12/31/2020	Common	$8.00	20,625
3/31/2016	3/31/2021	Common	$10.00	10,600
4/30/2016	4/30/2021	Common	$10.00	895
12/14/2016	12/1/2023	Common	$8.00	50,000
7/18/2017	12/1/2023	Common	$8.00	25,000
9/22/2017	12/1/2023	Common	$8.00	25,000
12/4/2017	12/1/2023	Common	$8.00	25,000
7/8/2019	12/1/2023	Common	$8.00	50,000
11/11/2019	12/1/2023	Common	$8.00	50,000
2/12/2020	10/1/2023	Common	$8.00	25,000
Total				1,484,737

Each warrant indexed to Series A Convertible Preferred Stock is currently exercisable and exchangeable into 1.875 shares of common stock. On a common stock equivalent basis, the exercise price would equal $6.40/common share.

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series B Convertible Preferred Stock

As of June 30, 2020, and December 31, 2019, the Company was authorized to issue up to 1,500,000 shares of Series B Preferred Stock, of which 137,500 and zero were issued and outstanding as of June 30, 2020 and December 31, 2019. On March 31, 2021, the Company was authorized to issue up to 3,750,000 shares of Series B Preferred Stock. Exchange rights received with the purchase of each unit of the Convertible Notes Unit offering dated April 23, 2020, allow for an exchange of two shares of Common Stock for two shares of Series B Preferred Stock. Exchange rights exercised resulted in the issuance of Series B Preferred stock as listed below.

Series B
For the three	Preferred
months ended	Stock Issued
June 30, 2020	137,043
September 30, 2020	200,457
December 31, 2020	309,540
March 31, 2021	854,354
Total	1,501,394

Each share of the Series B Preferred, is convertible at any time, at the option of the holder, into one share of common stock. As of March 31, 2021, conversion of the Promissory Notes into Series B Preferred Stock would result in an additional 1,501,394 shares of Series B Preferred stock.

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

On April 27, 2020, the Company filed the Second Amended and Restated Certificate of Designations of the Series B Preferred Stock in connection with the Unit Offering and the Amended Dow Facility, lowering the liquidation preference from $16.00 per share to $8.00 per share, and lowering the conversion price from $16.00 per share to $8.00 per share, among other things. The Company also adjusted certain provisions to harmonize the rights of the Series B Preferred with the rights in the Series A Certificate of Designations. On December 28, 2020, the Board of Directors and a majority of the holders of Series A and Series B Preferred Stock consented to Amendments to the Second Amended and Restated Certificate of Designation of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock by adapting the Third Amended and Restated Certificate of Designations of Series A and of Series B Convertible Preferred Stock. The Third Amended and Restated Certificate of Designations continue to allow for liquidation preference prior and in preference to any distribution of any of the assets of the Corporation to the holders of junior securities and, as amended, after the payment of all preferential amounts required to be paid to the holders of the Series A Preferred Stock, Series B Preferred Stock and other senior securities, the remaining assets of the corporation available for distribution to its stockholders shall be distributed among the holders of junior securities, including the Common Stock. On March 31, 2021, subsequent to consent by the Board of Directors and a majority of the holders of Series B Preferred Stock, the Company filed the Fourth Amended and Restated Certificate of Designation of the Series B Convertible Preferred Stock increasing the number of authorized shares from 1,250,000 to 3,750,000.

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY INCENTIVE PLAN

On September 30, 2019 and September 30, 2018, the Company granted each Board member 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and vest ratably over a four-year period beginning on the one-year anniversary. The options had an aggregate grant date fair value of $38,295 and $29,580 on September 30, 2019 and September 30, 2018, respectively. The restricted stock issued to the Board members has an aggregate fair value of $260,000 and vests ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of June 30, 2020, and 2019, 32,500 and 20,000 of the 32,500 shares of restricted stock issued had vested, resulting in compensation expense of $25,000 and $20,000 for the three months ended June 30, 2020 and June 30, 2019, respectively.

During the three months ended June 30, 2020, the Company granted 138,734 employee stock options. The options were granted at a price of $8.00 per share and had an aggregate grant date fair value of $329,850. The options vest one-third immediately upon the grant date and one-third on each the first and second anniversary dates. The fair value of the options granted was estimated on the date of the grant using the Black Scholes option-pricing model using the following assumptions: Stock price $8.00, Expected Term: 4.51 years, Volatility: 35.36%, Risk free rate: .29%, Dividend rate: 0%.

The following table shows the stock options activity as of June 30, 2020 is as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Options outstanding at March 31, 2020	774,625	$8.00
Changes during the period:
Expired	(42,500)	8.00
New Options Granted – at market price	138,734	8.00
Options outstanding at June 30, 2020	870,859	$8.00
Options exercisable at June 30, 2020	600,881	$8.00

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LEASES

Right of Use Asset and Leased Liability:

Estimated Lease Life – Lease term through December 2022

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2019	2020
Right-of-use lease assets- operating as of prior qtr-end	$1,871,366	$1,486,112
Less: Accumulated amortization	(104,097)	(160,563)
Right-of-use lease assets- operating as of current qtr-end	$1,767,269	$1,325,549

Lease liability-operating as of prior qtr-end	$1,981,795	$1,579,531
Less: Accumulated Amortization	(108,443)	(132,619)
Lease liability operating-as of current qtr-end	$1,873,352	$1,446,912

Operating lease expense for the three months ended current qtr-end date	$150,557	$160,072
Actual remaining lease payments, current qtr-end date	$2,289,714	$1,638,479
Present value of remaining payments, current qtr-end date	$1,873,453	$1,446,912

	Leases Three	Leases Three
Supplemental cash flow information related to leases:	Months Ended	Months Ended
	June 30, 2019	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$154,903	$122,206

Maturities of leases liabilities were as follows:
Year ending December 31, 2019	$325,341
Year ending December 31, 2020	660,387	$226,755
Year ending December 31, 2021	660,438	737,947
Year ending December 31, 2022	643,548	673,777
Total Lease payments	$2,289,714	$1,638,479
Less imputed interest	(416,261)	(191,567)
Total	$1,873,453	$1,446,912

Weighted average remaining lease term- operating leases ( in months)	40.0	24.7
Weighted average discount rate- operating leases (annual)	9.98%	9.98%

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

Effective June 23, 2020, we signed a Restated and Amended Non-Exclusive License Agreement with Michigan State University (“MSU”), in which we converted our exclusive rights to non-exclusive rights in exchange for changes in the financial terms while adding additional technologies to the license. During the three and six months ended June 30, we recorded licensing expenses of zero in 2020 and we recorded licensing expense of $12,500 per quarter in 2019.

During the three months ended June 30, 2020 we did not issue any Series A Preferred stock and we issued 137,043 shares of Series B Preferred stock in exchange for 137,043 shares of Common Stock, as per the terms of the April 23, 2020 Unit Offering. The Units were purchased by Company Directors Allemang, Jones and Pendell with proceeds of $250,000, $250,000, and $50,000, respectively. Interest accrued on these Notes during the three months ended June 30, 2020, was $7,792.

NOTE 9 - DERIVATIVE LIABILITY

On April 23, 2020, the Company entered into an Amended and Restated Draw Notice and Agreement with the Dow Chemical Company (“Amended Dow Facility”) to allow us to structure an offering of secured, subordinated convertible notes to support ongoing cash needs (the “Unit Offering”). In the Amended Dow Facility, the Company and Dow agreed to 1) extend the term of the loan facility by two years to December 1, 2023, 2) significantly reduce any required prepayment to Dow from the proceeds of new equity or equity-linked financings from the current 30-50% prepayment requirement on the pre-existing Dow Facility to a 10% prepayment requirement in the Amended Dow Facility, which does not begin until after we have raised an additional $7 million in equity or equity-linked capital from the date of the amendment, 3) capitalize all interest payable until such time as we have recorded GAAP revenue of at least $2 million for two consecutive calendar quarters 4) increase the rate of interest to 6.5% per annum and 5) allow for a subordinated security interest to be granted to new investors in the Unit Offering.

We evaluated the accounting for the amendment and concluded it met the conditions to be a troubled debt restructure. The future cash flows on the restructured debt were approximately $2.7 million greater than the carrying value of the debt which was accounted for prospectively through the effective interest rate.

Immediately after executing the Amended Dow Facility, we commenced a Unit Offering in a private placement to accredited investors. The Unit Offering consists of (i) an offering of up to $10 million in Convertible Notes (“Notes”) in $8 units, and (ii) an assignable or transferrable right to exchange two shares of previously issued common stock for two shares of Series B Convertible Preferred Stock for every $8.00 invested in the Unit Offering (“Exchange Rights”). As of June 30, 2020, we have raised $550,000 in the Unit Offering through the sale of 68,750 Units and 137,043 shares of Common Stock have been exchanged for 137,043 shares of Preferred Series B stock.

The Convertible Notes pay interest at 7.5% per year, compounded quarterly, which is payable on the maturity date unless the Company has recorded GAAP revenue of at least $4.0 million for two consecutive quarters at which time the holder may elect to receive all accrued interest in cash on a quarterly basis. The maturity date of the Notes is December 31, 2024. The Notes are convertible at the holder’s option into either) Series B Preferred Stock at a conversion price of $8.00/share; or ii) any other form of preferred or common stock (“Subsequent Stock”) issued by the Company at a conversion price per share equal to 80% of the purchase price per share at which such Subsequent Equity is sold, or if the value per share is fixed, 125% of the number of shares that might otherwise be issuable, provided that if a Qualified Capital Event occurs within 120 days after the initial funding, then the conversion price will be 90% of the purchase price per share at which the Subsequent Equity is sold, or if the value per share is fixed, 110% of the number of shares that would otherwise be issuable. No Qualified Capital Event has occurred within 120 days after the initial funding on April 23, 2020.

If we raise at least $15 million of equity capital, excluding equity raised in this offering, we may choose to convert the outstanding amount due and payable under the Note into whichever form of conversion shares would result in the greatest number of shares of Common Stock being issued to the holder in an “as-if-converted” into Common Stock basis at the conversion price then in effect.

In the event the Notes are outstanding on the date our shares of Common Stock are listed on a Qualified National Exchange, then the Notes will automatically be converted first into Series B Preferred Stock at a price of $8.00 per share and then into shares of Common Stock at the Series B Conversion Rate in effect at the time. If there is a change in control, all principal and accrued interest will paid in cash or can be converted according to the terms of the Note, at the holder’s option.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Notes are secured by a junior security interest in all the assets of the Company. The Notes may not be prepaid prior to the maturity date, but they may be transferred at any time to i) any entity controlled by the holder, ii) any investors in the holder or iii) any other accredited investor only in compliance with the Securities Act of 1933 and other state laws.

After the original issue date but prior to the date we raise $15 million of cumulative equity capital, excluding capital raised in this Offering, if we consummate a financing transaction with a third-party using any other form of convertible debt security, then the holder has the right to exchange their outstanding obligations for a new security with the same terms as the new convertible debt security offered to the third party. This provision is viewed as a redemption option.

Embedded features in the Notes were analyzed under ASC 815 to determine if they required bifurcation as derivative instruments. To be a derivative, one of the criteria is that the embedded component must be net settleable. The Company’s common stock is not publicly traded, there is no mechanism outside the notes that would permit the holder to achieve net settlement and the underlying shares are not readily convertible to cash. Accordingly, the embedded derivatives, including the embedded conversion feature, do not meet the definition of a derivative, and therefore, do not require bifurcation from the host instrument. Certain default put provisions, the change in control repayment provision and the redemption option were not considered to be clearly and closely related to the host instrument but we concluded that the value of these provisions was de minim us at inception. We reconsider the value of these provisions each reporting period to determine if the value becomes material to the financial statements.

For every $8.00 invested in the Unit Offering, we provided investors in the Unit Offering, the one-time right to exchange two shares of previously issued Common Stock for two shares of Series B Preferred Stock of the Company within 30 days of the closing (the “Exchange Right”). The Exchange Right is fully transferable and assignable to any other party during the 30-day period if they are an accredited investor and executed a joinder to become bound by the terms of the Agreement. The Exchange Right is a freestanding financial instrument, and its fair value is estimated based on the incremental fair value between the exchanged Common Stock and the issued Preferred Stock. In this instance, the Exchange Right was included as part of the Unit Financing in conjunction with the issuance of the Notes, therefore, the proceeds from the financing were allocated between the Notes and the Exchange Right based on their relative fair values. The difference between the fair value of the Exchange Right and the relative fair value assigned to the Exchange Right is recognized immediately as Nonoperating expense. As of June 30, 2020, Nonoperating expense of $136 had been recorded related to the Exchange Rights.

A convertible financial instrument includes a beneficial conversion feature (“BCF”)if the effective conversion price is less than the company’s market price of their stock on the commitment date. The BCF for the three months ended June 30, 2021 was $122,230

The sale of Convertible Notes through the quarter ended March 31, 2021, raised total proceeds of $6,440,280.

For the three months
ended	Proceeds
June 30, 2020	$550,000
September 30, 2020	800,000
December 31, 2020	2,501,664
March 31, 2021	2,588,616
Total	$6,440,280

The proceeds received in the Unit Offering for the three months ended June 30, 2020 were allocated as follows:

For the three
months ended
June 30, 2020

Convertible Notes	403.934
Additional Paid In Capital – Exchange Rights	146.066
Proceeds	550,000

Convertible Notes	403,934
Additional Paid In Capital – BCF	(122,230)
Convertible Notes - Accrued Interest	12,256
Convertible Notes - Cost of Debt Offering	(46,857)
Convertible Notes Balance	247,104

The value of exchange rights, the BCF and the debt issuance costs are being amortized using the effective interest method over the term of the Note. The Company recognized interest expense of $12,256 associated with the Note for the three months ended June 30, 2020. As of June 30, 2020, the carrying value of the Convertible Notes was $247,104

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

Financing

We continued sales of the Unit Offering throughout the calendar year 2020 and the first quarter of 2021. See Derivatives Liability write-up in this Note 9.

In February of 2021, we applied for continued relief under the Coronavirus Aid, Relief and Economic Security Act (CARES) by applying to an SBA lender bank, PNC, for a second Paycheck Protection Plan (“PPP”) loan. On February 16, 2021, we received an approved and fully executed PPP Term Note for $536,700 with a term of five years, a repayment deferral period which is 10 months plus 24 weeks from the date that the funds were disbursed or the date any forgiven amount of the Facility is remitted by the SBA to the Bank, and an annual rate of interest of 1%, with a potential for some or all of the loan to be forgiven, dependent upon use of the loan proceeds. Funds were disbursed to us on February 17, 2021.

Equity Preference Rights in the Event of Liquidation

On December 28, 2020, the Board of Directors consented to Amendments to the Second Amended and Restated Certificate of Designation of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock by adapting the Third Amended and Restated Certificate of Designations of Series A and of Series B Convertible Preferred Stock. The Third Amended and Restated Certificate of Designations continue to allow for liquidation preference prior and in preference to any distribution of any of the assets of the Corporation to the holders of Junior Securities and, as amended, after the payment of all preferential amounts required to be paid to the holders of the Series A Preferred Stock, Series B Preferred Stock and other Senior Securities, the remaining assets of the corporation available for distribution to its stockholders shall be distributed among the holders of Junior Securities.

Related Party Transactions

As of March 31, 2021, the Board of Directors and their affiliates had purchased $3,666,520 of Convertible Notes.

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

Our Customers

We sell products to customers around the world and have sold materials to over 1,500 customers in 47 countries since 2008. Some of these customers are research organizations and some are commercial organizations. Our customers have included well-known automotive and OEM suppliers around the world (Ford, Johnson Controls, Magna, Honda Engineering), global-scale lithium-ion battery manufacturers in the U.S., South Korea and China (Samsung SDI, LG Chemical, Lishen, A123) and diverse specialty material companies (3M, BASF, Henkel, Dow Chemical, DuPont), as well as leading research centers such as Lawrence Livermore National Laboratory and Oakridge National Laboratory. The majority of our customers are still ordering in smaller quantities consistent with their development and engineering qualification work. We expect our average order size to increase in the second half of 2020 into early 2021 as many of our customers have expressed their intention of beginning to order commercial quantities of product from us.

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

The well-publicized isolation and characterization of graphene in 2004 at the University of Manchester, has spawned a new class of two-dimensional materials based on layers of carbon atoms arranged in a hexagonal array and each carbon having lone pair electrons. The unique characterization and related performance of this new class of materials is derived from their two-dimensional nature and their composition of sp2 carbon atoms arranged in a hexagonal array. The ability of any new material to be exploited in industrial applications will depend on its fit-for-performance. In the case of graphene nanoplatelets, the fit-for-performance is very much related to their aspect ratio (among other factors) in that the diameter is typically significantly greater than the thickness. This is what differentiates the material from bulk graphite of high crystallinity and purity. We classify nanoplatelets consisting of largely basel planes of carbon atoms packed in a hexagonal array (i.e., graphene) as graphene nanoplatelets so long as their aspect ratio may be classified as two-dimension and are thus in the form of platelets. Such a definition implies that the thickness is nanoscale – GNPs having a thickness in the range from generally 0.6 nanometers and up to many 10’s of nanometers. For context one nanometer is one billionth of a meter, and the average thickness of a human hair is about 75,000 nanometers. We have chosen to utilize the definitions as set out by the Carbon Journal editorial team (Carbon, volume 65, pp.1-6) and Fullerex (The Graphene Report, March 2020 Edition, the Graphene Council) which provides classification for the various material types which provide meaningful descriptions of commercially available graphene.

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

Grade H/M/R/T materials are produced through chemical intercalation of natural graphite followed by thermal exfoliation using a proprietary process developed by us. The “grade” designates the thickness and surface characteristics of the material, and each grade is available in various average particle diameters. Surface area, calculated by the Brunauer, Emmet, and Teller (BET) Method, is used as a convenient proxy for thickness, so each grade of products produced through chemical intercalation is designated by its average surface area, which ranges from 50 to 150 m2/gram of material. We are able to extend the surface area higher (250 m2/gram for T Grade) but are not yet producing these materials in metric-ton quantities. As the market need emerges for this class of materials, we may scale them as needed. For example, we introduced a Grade of xGnP® powders, R-Grade, with improved electrical conductivity targeting use in applications for electrically and thermally conductive ink and composites and have scaled R-Grade to metric-ton quantities.

Grade C materials are produced through high-shear mechanical exfoliation using a proprietary process and equipment that we invented, designed, constructed and patented. The Grade C materials are smaller particles than those grades produced through chemical exfoliation, and Grade C materials are designated by their BET surface area, which ranges from 300 to 800 m2/gram. We are able to produce other surface areas and may make those available commercially as needed by our customers.

The following graphic depicts xGnP® graphene nanoplatelets as a function of both layer thickness and aspect ratio (diameter by thickness), two key parameters which will influence their performance in a range of industrial applications.

XG Sciences’ Graphene Nanoplatelet Product Portfolio and Versus Graphite

Composites. These consist of compositions of specially designed xGnP® graphene nanoplatelets formulated in pre-dispersed mixtures that can be easily incorporated in various polymers. Our integrated composites portfolio includes pre-compounded resins derived from a range of thermoplastics as well as master batches of resins and xGnP® nanoplatelets and their combination with resins and fibers for use in various end-use applications that may include industrial, automotive, packaging and sporting goods and which have demonstrated efficacy in standard injection molding, compression molding, blow molding and 3-D processes, to name but a few. Our current product portfolio of polymer resins containing various forms of our xGnP® graphene nanoplatelets and in varying concentration includes polyurethane (XGPU), polypropylene (XGPP™), polyethylene terephthalate (XGPET™), nylon (XGNylon) and high-density polyethylene (XGHDPE™). Other polymers may be added over time depending on the end-market and customer needs. In addition, we offer various bulk materials with demonstrated efficacy in plastic composites to impart improved physical performance to such matrices, which may be supplied as dry powders, or as aqueous or solvent-based dispersions or cakes as described above. We have also targeted use of our graphene nanoplatelets as an additive in cement mixtures, which we believe results in improved barrier resistance, durability, toughness and corrosion protection. Our XGConcrete™ Additive promotes the formation of more uniform and smaller grain structure in cement. This fine-grain and uniform structure gives the concrete improvements in flexural and compressive strength. In addition, the embedded graphene nanoplatelets will stop cracks from forming and retard crack propagation, should any cracks form – the combination of which will improve lifetime and durability of cement.

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

Our Focus Areas

We believe we are a platform play in advanced materials, because our proprietary manufacturing processes allow us to produce varying grades of graphene nanoplatelets that can be mapped to a variety of applications and in many market segments. However, we are prioritizing our efforts in specific areas and with specific customers that we believe represent opportunities for either relatively near-term revenue or especially large and attractive markets. At this time, we are focused on four key vertical markets: Automotive, Sporting Goods, Packaging and Industrial. The following graphic provides examples of target applications within each of the four key verticals where XG Sciences has either commercial sales or is in development with one or more customers.

XGS Market/Application Focus Areas

Addressable Markets

The markets for our materials are large and growing. As one example, the 2019 North American packaging market for plastic bottles and containers is estimated to be more than $34 billion (Mordor Intelligence). Further, Mordor estimates the 2019 global market for PET water bottles at 543.8 billion units. XG Sciences is engaged in the supply of xGnP® graphene nanoplatelets for use in water bottles manufactured initially in North America and we are expanding our market activities into other geographies. If each water bottle produced in 2019 were to incorporate just 1 milligram of xGnP® graphene nanoplatelets, the total revenue available to XG Sciences may range from $200 to $300 million, depending on product form. As a second example, the 2019 Global market for rubber used in tires is estimated at 30 million metric tons (European Rubber Journal, January 9, 2019 and according to the International Rubber Study Group). Graphene nanoplatelets have been shown to provide performance improvements when incorporated into tires. If graphene nanoplatelets were used in just 1 weight percent of all rubber used in tires and used in only 20% of the available tire market, then there would exist a total global market for use of graphene nanoplatelets in tires of 60,000 metric tons on a dry powder basis.

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

●	In 2018, Callaway Golf Company introduced new dual-core Chrome Soft and Chrome Soft X golf balls incorporating our xGnP® graphene nanoplatelets into the outer core, resulting in a new class of golf balls that enable higher driving speeds, greater distance and increased control, allowing Callaway to command a premium price for their golf balls in the marketplace. In 2019, Callaway expanded the use of our technology to incorporate our xGnP® into the E·R·C Soft line of golf balls. In 2020, Callaway continued to use our products in the newly launched Chrome Soft line of golf balls. The 2020 version of the Chrome Soft X is based on a solid core, which no longer benefited from use of our products;

●	The Ford Motor Company, after having demonstrated a 17 percent reduction in noise, a 20 percent improvement in mechanical properties and a 30 percent improvement in heat endurance properties compared with that of polyurethane foam used without graphene, began incorporating our graphene nanoplatelets for polyurethane based foam parts in over ten under hood components on the Ford F-150 and Mustang in 2018. In late 2019, our products were qualified for use in engine covers in all Ford and Lincoln light truck and passenger car platforms. To meet this new demand, we began an expanded level of production in early 2020;

●	International specialty materials company formulating our products into an adhesive used in production by a European automotive manufacturer to improve thermal performance. In 2018 we shipped them 900 Kgs of our products. In 2019 their demand increased by 200% to 1,800 Kilograms. In 2020, their initial forecasts were for a 166% increase in demand to 3,000 Kilograms. We shipped just over 900 Kgs in the first half of 2020, less than their original forecast due to COVID-19;

●	Lead acid battery manufacturers incorporating our materials in the commercial supply of batteries demonstrated improvements in measured cycle life, capacity and charge acceptance;

●	In 2019, we also announced the use of our products in an engine oil additive supplied by Hella, an innovative family-owned company serving the automotive and industrial markets with annual revenue of approximately 7 billion Euros;

●	A US-based construction company has demonstrated a 40% improvement in strength when our products are incorporated into composite panels, and are currently used in commercial production;

●	Large plastics packaging company having demonstrated more than a 2x improvement in strength upon adoption of our xGnP graphene nanoplatelets and while maintaining low color and optical transparency, are now targeting commercial introduction impacting recycling and light weighting; and

●	Several customers are currently in initial scale production using our products for applications including resistive heating, additives for use in the oil and gas industry, coatings to improve load-bearing and thermal conductivity, chemical resistance and barrier. We expect that demand for our products will grow as new applications gain market momentum.

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

Manufacturing Capacity

We completed the first phase of expansion in our newest 64,000 square-foot facility in the first half of 2018. The expansion has added 90 metric tons of graphene nanoplatelet production capacity, bringing the total capacity of the facility up to approximately 180 metric tons of dry powder. Phase two of the expansion was partially complete by year-end 2018 and resulted in up to ~270 metric tons of total graphene nanoplatelet output capacity at the facility. We completed the last portion of this phase two expansion in the second half of 2019, resulting in up to ~400 metric tons of total graphene nanoplatelet output capacity. Our total graphene nanoplatelet output capacity across both of our manufacturing facilities, as of June 30, 2020, is an approximate 450 metric tons per year on a dry powder basis. The expansions support our mission to continue commercializing the use of graphene in customer products across diverse industries. XG’s increasing capacity will support our expected growth in demand for our products over the next several fiscal quarters. However, additional manufacturing capabilities for certain value-added products and certain bulk materials remain to be developed and may require the acquisition of additional facilities. In particular, the production processes for certain integrated products will require additional capital and may require additional facilities to meet expected future customer demand.

Some of the Company’s products are new products that have not yet been fully developed and for which manufacturing operations have not yet been fully scaled. Although we believe we will continue to scale our production capability, we have not yet demonstrated the capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term.

 Our Intellectual Property

We have acquired a non-exclusive license for certain inventions from Michigan State University. These rights are embodied in a Technology Licensing Agreement between XGS and Michigan State University dated July 27, 2007, amended on May 24, 2010 and May 27, 2011, and amended and restated on June 23, 2020 which provides us the non-exclusive worldwide rights to the patents as defined in the Agreement for application in the Composite, Energy Storage, Specialty Liquids, and other fields which may be applicable. In exchange for the rights to the technology covered by this Agreement, we paid MSU an initial fee and agreed to pay ongoing royalties on material sold by us in future years. Under a previous version of the Licensing Agreement, we also awarded a small amount of common stock to MSU. As of June 30, 2020, the following technologies were included in the MSU License Agreements with XGS: U.S. Patent 7,550,529, U.S. Patent 8,501,858, U.S. Patent 8,834,959, U.S. Patent 9,080,122 and U.S. Patent 9,776,874.

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

Over time, our scientists and engineers have made many further discoveries and inventions that are embodied in the form of (and as of June 30, 2020): nineteen (19) additional U.S. patents, twenty-five (25) foreign patents, eleven (11) additional U.S. patent applications and numerous trade secrets. For many of the applications filed in the U.S., additional filings are made in other countries such as the European Union, Japan, South Korea, China, Taiwan or other applicable countries. As of June 30, 2020, we maintained fourteen (14) international patent applications. These filings and analyses are made on a case-by-case basis. Typically, patents that are defensive in nature are not filed abroad, while those that are protective of active XGS products or applications are filed in relevant countries abroad. Our general IP strategy is to keep as trade secrets those manufacturing processes that are difficult to enforce should they be disclosed and to seek patent coverage for other manufacturing processes, materials derived from those processes, unique combinations of materials and end uses of materials containing graphene nanoplatelets. We believe that the combination of our rights under various licenses, our patents and patent applications, and our trade secrets create a strong intellectual property position.

Operating Segment

We have one reportable operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, conducts research on graphene nanoplatelets and related products, and licenses our technology as appropriate. As of June 30, 2020, we shipped products on a worldwide basis, however, all of our assets were located within the United States.

Results of Operations for the Three and Six Months Ended June 30, 2020

compared with the Three and Six Months Ended June 30, 2019

	For the Three Months Ended June 30,		Change 2020 to 2019		For the Six Months Ended June 30,		Change 2020 to 2019
	2020	2019	$	%	2020	2019	$	%
Total Revenues	81,146	247,069	(165,923)	-67.2%	248,209	1,104,346	(856,137)	-77.5%
Cost of Goods Sold	454,630	796,156	341,527	42.9%	1,217,114	1,970,778	753,665	38.2%
Gross Loss	(373,484)	(549,087)	175,603	32.0%	(968,904)	(866,432)	(102,472)	-11.8%
Research & Development Expense	184,527	384,767	200,240	52.0%	470,254	770,013	299,759	38.9%
Sales, General & Administrative Expense	1,076,265	1,486,380	410,115	27.6%	2,368,399	2,907,301	538,901	18.5%
Total Operating Expenses	1,260,792	1,871,147	610,355	32.6%	2,838,654	3,677,314	838,660	22.8%
Operating Loss	(1,634,276)	(2,420,234)	785,958	32.5%	(3,807,558)	(4,543,746)	736,188	16.2%
Other Expense	(190,936)	(78,277)	112,659	-143.9%	(368,945)	(154,941)	214,003	-138.1%
Net Loss	(1,825,211)	(2,498,511)	673,299	26.9%	(4,176,503)	(4,698,687)	522,184	11.1%

Revenue

	For the Three Months Ended June 30,		Change 2020 to 2019		For the Six Months Ended June 30,		Change 2020 to 2019
	2020	2019	$	%	2020	2019	$	%
Product Sales	$81,146	$247,069	$(165,923)	(67.2)	$248,209	$1,104,346	$(856,137)	(77.5)
Total Revenues	$81,146	$247,069	$(165,923)	(67.2)	$248,209	$1,104,346	$(856,138)	(77.5)

For the three months ending June 30, 2020 we reported revenue of $81,146, a 67.2% decrease from the $247,069 reported for the three months ending June 30, 2019. Since we are in the business of developing new materials and for use in new ways, accurately forecasting new product adoption can be a challenge for our customers. The second quarter year-on-year decrease is due primarily to the vagaries of unpredictable demand and inaccurate forecasts. Also, many of our customers were impacted by COVID-19 in the second quarter and either delayed commercial adoption of our products or did not order replenishment products. For the six months ending June 30, 2020 we reported revenue of $248,209, a 77.5% decrease from the $1,104,346 reported for the six months ending June 30, 2019. We have a strong customer pipeline and continue to establish a robust baseline of customers who are nearing commercial status. We believe that once these customers reach commercial status with products that incorporate our products, each will begin to order from us on a regular basis, which will help to mitigate the quarter-to-quarter revenue variability. However, until such time, we expect to see variations in quarterly revenue resulting from variable order patterns from our customers.

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

We ship our products from our Michigan manufacturing facilities to customers around the world. During the three months ended June 30, 2020, we shipped materials to customers in 14 countries, as compared to 13 countries during the same period in 2019. For the three months ended June 30, 2020, sales to two countries, Switzerland and Turkey, accounted for more than 42% of revenue. For the three months ended June 30, 2019, shipments to South Korea accounted for more than 10% of product sales.

Order Summary

The table below shows a comparison of domestic and international orders fulfilled (excluding orders for free samples). The table also includes the average order size for product sales. The average order size for product revenue during the three months ended June 30, 2020 decreased by 87%, as compared to the same period in 2019. The relatively small average order size means that the majority of our customer base remains active with research and development projects that only use limited amounts of our material. We expect our average order size to increase significantly as more customers reach commercial status.

Order Summary	For the Three Months Ended June 30,
(unaudited)	2020	2019	Change

Number of orders – domestic	20	33	(13)
Number of orders – international	21	26	(5)
Number of orders – total	41	59	(18)
Average order size for product sales recorded in our Statement of Operations	$1,962	$15,018	$(13,056)
% change			(87%)

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

The following table shows the relationship of direct costs to product sales for the three months ended June 30, 2020 and 2019:

Gross Loss Summary	For the Three Months Ended June 30,		Change 2020 to 2019
	2020	2019	$	%
Product Sales	$81,146	$247,069	$(165,923)	(67.2)
Direct Costs	41,828	196,411	(154,583)	(78.7)
Direct Cost Margin	$39,318	$50,658	$(11,340)	(22.4)
% of Sales	48.5%	20.5%

Unallocated Manufacturing Expense	412,802	599,745	(186,943)	(31.2)
Gross Loss on Product Sales	$(373,484)	$(549,088)	$175,603	32.0

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

For the three months ended June 30, 2020, unallocated manufacturing expenses decreased by 31.2% to $412,802 as compared to $599,745 for the same period in 2019. The decrease of $186,943 is largely due to furloughs and headcount reductions as well as lower variable overhead costs due to the discontinuance of production at the Legion Drive site in late June of 2019 until sales rebound.

Sales, General and Administrative Expenses

During the three months ended June 30, 2020, we incurred selling, general and administrative expenses (SG&A) of $1,076,265. This is a decrease of $410,115 or 27.6% from the same period in 2019. This decrease in SG&A expense is primarily related to decreased personnel costs as the Company began taking measures in anticipation of slower demand and delays in customer adoption caused by COVID-19.

Research and Development Expenses

During the three months ended June 30, 2020, we incurred research and development expenses (R&D) of $184,527. This is a decrease of $200,240 or 52% from the same period in 2019. This decrease in R&D is primarily related to decreased personnel costs as the Company began taking measures in anticipation of slower demand due to COVID-19.

Other Expense

Other income and expense consist primarily of Interest expense on the Dow Facility and the Convertible Notes. Following shows a comparison of other income and expense for the three months ended June 30, 2020 and 2019:

	For the Three Months Ended
	June 30,
	2020	2019	Change $
Interest Expense, Net	(190,800)	(78,277)	(112,523)
Nonoperating Expense	(136)	—	(136)
Total Other Expense	(190,936)	(78,277)	(112,659)

Fair Value Measurements

ASB ASC 820: “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. The terms of the Unit Offering issued April 23, 2020 were reviewed to determine whether or not they contain embedded derivative instruments that are required by ASC 815: “Derivatives and Hedging” to be accounted for separately from the host contract and recorded at fair value. The anti-dilution provision of the Series B Preferred Stock, the redemption rights, the conversion rights and the participation rights issued with the Unit Offering met the conditions to be accounted for separately from the host contract and are classified as derivative instrument liabilities measured at fair value. The fair values of these derivative liabilities are revalued at each reporting date, with the change in fair value recognized in earnings.

Liquidity and Capital Expenditures

Liquidity

We have historically incurred losses from operations, and we may continue to generate negative cash flows as we implement our business plan. Our consolidated financial statements are prepared using US GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of May 17, 2021, we had cash on hand of $x,xxx,xxx.   Due to lower-than-expected revenue in 2019 and the current COVID-19 global pandemic impacting both our operations and that of our customers, Management has taken several steps to ensure we are able to fund our operations from existing cash on hand, operating cash flows, additional borrowings, and restructured debt obligations.

In March of 2020, we restructured our organization by reducing headcount by 53%, by furloughing substantially all manufacturing employees, and by implementing temporary salary reductions ranging from 15-20%. Although we have re-employed key employees since the reductions and furloughs, annual payroll and related costs have been reduced by 38%. In April 2020, we furloughed additional employees in our R&D and Engineering departments. Salary reductions remained in place at the discretion of the Compensation Committee of the Board of Directors until February 1, 2021.

In early April of 2020, we applied for relief under the Coronavirus Aid, Relief and Economic Security Act (CARES) by applying with the Small Business Administration (SBA) for an Economic Injury Disaster Loan (“EIDL”) and by submitting an application to an SBA lender bank, PNC, for a Paycheck Protection Plan (“PPP”) loan. On April 18, 2020, we received an approved and fully executed PPP Term Note for $825,200 with a term of two years, a six-month repayment deferral period, and an annual rate of interest of 1%, with a potential for some or all of the loan to be forgiven, dependent upon use of the loan proceeds. On April 20, 2020, we received the $825,200 of proceeds under the PPP loan which was subsequently reduced by $34,405 to $790,795 due to additional SBA guidance regarding 1099 income paid. On October 6, 2020, the Paycheck Protection Flexibility Act of 2020 extended the deferral expiration period for loan repayments to either the date that the SBA remits the borrower’s loan forgiveness or to 24 weeks after the receipt of proceeds plus 10 months or July 3, 2021. We plan to apply for loan forgiveness before the end of the deferred expiration date. The outstanding principal that is not forgiven converts to an amortizing term loan. On May 17, 2020, the SBA issued us a decline letter for the EIDL for which reconsideration has not been granted.

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

At the option of each holder, the Convertible Notes are convertible into either i) Series B Preferred Stock at a conversion price of $8.00/share; or ii) any other form of preferred or common stock (“Subsequent Stock”) issued by the Company at a conversion price per share equal to 80% of the purchase price per share at which such Subsequent Stock is sold (or if the value per share is fixed, 125% of the number of shares that might otherwise be issuable).

If and when we raise at least $15 million of equity capital (excluding capital raised in this Unit Offering), the Convertible Notes will be automatically converted into whichever of the following equity securities would result in the greatest number of shares of Common Stock being issued to the holders on an “as-if-converted” basis at such time: (i) Series B Preferred Stock at a note conversion price of $8.00/share; or (ii) Subsequent Stock at a note conversion price per share equal to 80% of the purchase price per share at which such Subsequent Stock is sold (or if the value per share is fixed, 125% of the number of shares that might otherwise be issuable);

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

The Series B Preferred Stock has full ratchet antidilution protection that provides that each share of Series B Preferred Stock outstanding may be converted by an Investor at any time into that number of shares of Common Stock determined by dividing the then current Series B Original Issue Price by the applicable Conversion Price (as defined below) with the resulting fraction equal to the “Series B Conversion Rate”. The total number of shares of Common Stock issuable will be equal to the number of shares of Series B Preferred Stock being converted multiplied by the Series B Conversion Rate. The “Conversion Price” is, at any time, the price per share equal to the lesser of a) the Series B Original Issue Price per share and b) the lowest price per share at which the Company has sold equity or equity-linked securities (other than customary exclusions) at any future date while any shares of the Series B Preferred Stock remain outstanding. The Series B Original Issue Price and Conversion Price in effect at any time are also subject to proportional adjustment for share splits, share dividends, recapitalizations, and the like.

On April 23, 2020, certain members of our Board of Directors and their affiliates purchased $550,000 of convertible notes. In addition, these Board members and their affiliates purchased $800,000, $1,801,504, and $515,016 of convertible notes in the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021. In total, the Board members and their affiliates purchased a total of $3,666,520 of convertible notes through March 31, 2021 from the Company. Non-Board affiliated third parties purchased $700,160 and $2,073,600 of convertible notes in the quarters ended December 31, 2020 and March 31, 2021 from the Company for a total purchase of $2,773,760. Total proceeds from the sale of Convertible Notes as of March 31, 2021 was $6,440.280.

Taking into consideration our current cash on hand, we estimate that we will need to raise approximately $500,000 - $1,000,000 of additional capital to continue our operations for the next twelve months in a minimal to no revenue growth environment. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and growth in revenue from operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete an equity or debt offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations. It could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide this information. Please refer to the risk factors as set forth beginning on page 12 under the section entitled “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following sets forth information regarding all unregistered securities sold from July 1, 2019 through June 30, 2020:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On April 27, 2020, the Company amended and restated the Certificate of Designation of its Series B Preferred Stock, a copy of which is filed as Exhibit 3.1 hereto. On December 20, 2020, the Company again amended and restated the Certificate of Designation of its Series A and Series B Preferred Stock, a copy of which is filed as Exhibit 3.2 hereto. On March 31, 2021, the Company again amended and restated the Certificate of Designation of its Series B Preferred Stock, a copy of which is filed as Exhibit 3.3 hereto.

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

3.1	Second Amended and restated Certificate of Designations of Series B Convertible Preferred Stock	Filed herewith
3.2	Third Amended and restated Certificate of Designation of Series A Convertible Preferred Stock	Filed herewith
3.2	Third Amended and restated Certificate of Designation of Series B Convertible Preferred Stock	Filed herewith
3.3	Fourth Amended and restated Certificate of Designation of Series B Convertible Preferred Stock	Filed herewith
31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002*	Filed herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewith
101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 19, 2021	By:	/s/ Robert M. Blinstrub
	Name:	Robert M. Blinstrub
	Title:	Chief Executive Officer

Dated: May 19, 2021	By:	/s/ Jacqueline M. Lemke
	Name:	Jacqueline M. Lemke
	Title:	Chief Financial Officer