Form 10-Q
period 2020-09-30
XG SCIENCES INC
filed 2021-05-24
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

or

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

XG SCIENCES, INC.

FORM 10-Q

September 30, 2020

FORWARD-LOOKING STATEMENTS

The information in this Quarterly Report on Form 10-Q contains “forward-looking statements” and information within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) relating to XG Sciences, Inc., a Michigan corporation and its subsidiary, XG Sciences IP, LLC, a Michigan limited liability company (collectively referred to as “we”, “us”, “our”, “XG Sciences”, “XGS”, or the “Company”), which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenue, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements ayou should not place undue reliance on our forward-looking statements. These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth beginning on page 12 under the section entitled “Risk Factors” in our annual report on Form 10-K as filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2020.

ITEM 1 – FINANCIAL STATEMENTS

XG SCIENCES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
CURRENT ASSETS
Cash	$161,662	$1,129,702
Accounts receivable, less allowance for doubtful accounts of $155,840 at September 30, 2020 and $179,600 at December 31, 2019	313,509	72,227
Inventories	766,516	891,587
Other current assets	210,988	334,493
Total current assets	1,452,675	2,428,009

Property, Plant and Equipment, Net	3,068,453	3,676,142

Lease Deposit	59,650	77,544

Intangible Assets, Net	761,292	753,862

Right of Use Asset	1,187,539	1,606,443

TOTAL ASSETS	6,529,609	8,542,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	687,092	634,564
Other current liabilities	247,452	238,554
Deferred revenue	1,512	—
Current portion of lease liabilities	588,932	520,197
Total current liabilities	1,524,988	1,393,315
LONG-TERM LIABILITIES
Long-term portion of lease liabilities	803,207	1,183,872
Convertible notes	739,121	—
SBA Loan payable	800,795	—
Long term debt - Dow	9,586,751	8,111,610
MEDC Grant payable	62,400	—
Total long-term liabilities	11,992,274	9,295,482
TOTAL LIABILITIES	13,517,262	10,688,797

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, 3,000,000 shares authorized, 1,890,354 shares issued and outstanding, liquidation value of $22,684,248 at September 30, 2020 and December 31, 2019	22,307,480	22,307,480
Series B convertible preferred stock, 1,500,000 shares authorized, zero and 337,500 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	2,677,875	—
Common stock, no par value, 25,000,000 shares authorized, 3,696,943 and 4,024,443 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	29,721,876	32,351,876
Additional paid-in capital	9,828,128	8,774,975
Accumulated deficit	(71,523,012)	(65,581,128)
Total stockholders’ equity (deficit)	(6,987,653)	(2,146,797)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	6,529,609	8,542,000

See notes to unaudited condensed consolidated financial statements.

XG SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited) - USD ($)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Product Sales	307,868	123,247	556,077	1,227,594
Total Revenues	$307,868	$123,247	$556,077	$1,227,594
COST OF GOODS SOLD
Direct costs	157,930	73,113	303,328	950,677
Unallocated manufacturing expenses	503,707	862,280	1,575,422	1,955,494
Cost of Goods Sold	661,637	935,393	1,878,750	2,906,171
GROSS LOSS	(353,769)	(812,146)	(1,322,673)	(1,678,577)
OPERATING EXPENSES
Research & Development Expense	217,976	381,511	688,230	1,151,524
Sales, General & Administrative Expense	957,777	1,266,037	3,326,177	4,173,338
Total Operating Expenses	1,175,753	1,647,548	4,014,407	5,324,862
OPERATING LOSS	(1,529,522)	(2,459,694)	(5,337,080)	(7,003,439)
OTHER EXPENSE
Interest expense, net	(231,616)	(110,999)	(600,425)	(265,941)
Nonoperating Expense	(4,242)	—	(4,378)	—
Total Other Expense	(235,858)	(110,999)	(604,803)	(265,941)
Net Loss	$(1,765,380)	$(2,570,693)	$(5,941,883)	$(7,269,380)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and diluted (in shares)	3,794,596	4,011,943	3,939,741	3,926,488
NET LOSS PER SHARE - Basic and diluted (in dollars per share)	$(0.47)	$(0.64)	$(1.51)	$(1.85)

See notes to unaudited condensed consolidated financial statements.

XG SCIENCES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Nine Months Ended September 30, 2019 - USD ($)
	Preferred stock A		Preferred stock B		Common stock		Additional paid-in capital	Accumulated deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Total
Balances, December 31, 2018	1,890,354	$22,307,480	—	$—	3,760,268	$30,268,476	$8,101,923	$(55,687,160)	$4,990,719
Stock Issued for Cash					51,250	410,000			410,000
Stock issuance fees and expenses						(16,000)			(16,000)
Transition adjustment for adoption of new lease standard								(116,319)	(116,319)
Stock-based compensation expense						20,000	88,288		108,288
Net loss								(2,200,176)	(2,200,176)
Balances, March 31, 2019	1,890,354	$22,307,480	—	$—	3,811,518	$30,682,476	$8,190,211	$(58,003,655)	$3,176,512
Stock issued for cash					200,425	1,603,400			1,603,400
Stock issuance fees and expenses						(4,000)			(4,000)
Stock-based compensation expense						20,000	90,368		110,368
Net loss								(2,498,511)	(2,498,511)
Balances, June 30, 2019	1,890,354	$22,307,480	—	$—	4,011,943	$32,301,876	$8,280,579	$(60,502,166)	$2,387,769
Stock-based compensation expense					12,500	25,000	95,158		120,158
Warrants issued with Dow financing							153,168		153,168
Net loss								(2,570,693)	(2,570,693)
Balances, September 30, 2019	1,890,354	$22,307,480	—	$—	4,024,443	$32,326,876	$8,528,905	$(63,072,859)	$90,402

	For the Nine Months Ended September 30, 2020 - USD ($)
	Preferred stock A		Preferred stock B		Common stock		Additional paid-in capital	Accumulated deficit
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Total
Balances, December 31, 2019	1,890,354	$22,307,480	—	$—	4,024,443	$32,351,876	$8,774,975	$(65,581,128)	$(2,146,797)
Stock-based compensation expense						25,000	85,276		110,276
Warrants issued with Dow financing							71,276		71,276
Net loss								$(2,351,291)	(2,351,291)
Balances, March 31, 2020	1,890,354	$22,307,480	—	$—	4,024,443	$32,376,876	$8,931,527	$(67,932,419)	$(4,316,536)
Common stock exchange for Series B stock			137,043	1,096,344	(137,043)	(1,096,344)			—
Stock issuance fees and expenses				(16,944)					(16,944)
Value of exchange rights							268,431		268,431
Stock-based compensation expense						25,000	221,485		246,485
Net loss								(1,825,212)	(1,825,212)
Balances, June 30, 2020	1,890,354	$22,307,480	137,043	$1,079,400	3,887,400	$31,305,532	$9,421,443	$(69,757,631)	$(5,643,776)
Common stock exchange for Series B stock			200,457	1,619,802	(200,457)	(1,603,656)			16,146
Stock issuance fees and expenses				(21,327)					(21,327)
Value of exchange rights							335,578		335,578
Stock-based compensation expense					10,000	20,000	71,107		91,107
Net loss								(1,765,381)	(1,765,381)
Balances, September 30, 2020	1,890,354	$22,307,480	337,500	$2,677,875	3,696,943	$29,721,876	$9,828,128	$(71,523,012)	$(6,987,653)

See notes to unaudited condensed consolidated financial statements.

XG Sciences, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss	$(5,941,883)	$(7,269,380)
Depreciation	648,039	628,299
Amortization of intangible assets	54,140	47,574
Provision for bad debts	—	26,000
Stock-based compensation expense	447,867	338,814
Non-cash interest expense	601,466	79,199
MEDC Grant Repayment	62,400	—
Changes in current assets and liabilities:
Accounts receivable	(241,282)	586,974
Inventory	125,071	(194,299)
Other current and non-current assets	248,375	(153,408)
Accounts payable and other liabilities	59,641	(384,932)
NET CASH USED IN OPERATING ACTIVITIES	(3,936,166)	(6,295,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(40,350)	(360,464)
Purchases of intangible assets	(61,569)	(92,596)
NET CASH USED IN INVESTING ACTIVITIES	(101,919)	(453,060)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	—	2,013,400
Common stock issuance fees and expenses	—	(20,000)
Proceeds from long term debt- Dow	1,000,000	2,000,000
Repayments of long term debt - Dow	—	(638,220)
Proceeds from convertible notes	1,350,000	—
Convertible notes issuance fees and expenses	(85,128)	—
Proceeds from SBA Loan	800,795	—
Repayments of capital lease obligations	—	(15,528)
Exchange rate value	4,378
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,070,045	3,339,652

NET CHANGE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(968,040)	(3,408,567)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,129,702	4,893,974
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	161,662	1,485,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	77	126,089
Warrants issued with Dow financing	71,276	—

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On April 23, 2020, certain members of our Board of Directors and their affiliates purchased $550,000 of convertible notes. In addition, these Board members and their affiliates purchased $800,000, $1,801,504, and 515,016 of convertible notes in the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021. In total, the Board members and their affiliates purchased a total of $3,666,520 of convertible notes through March 31, 2021 from the Company. Non-Board affiliated third parties purchased $700,160 and $2,073,600 of convertible notes in the quarters ended December 31, 2020 and March 31, 2021 from the Company for a total purchase of $2,773,760. Total proceeds from the sale of Convertible Notes as of March 31, 2021 was $6,440.280.

Taking into consideration our current cash on hand, we estimate that we will need to raise approximately $500,000 - $1,000,000 of additional capital in order to continue our operations for the next twelve months in a minimal to no revenue growth environment. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and growth in revenue from operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete an equity or debt offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations. It could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Inventory

The following amounts were included in inventory at the end of the period:

	September 30,	December 31,
	2020	2019
Raw materials	$64,948	$68,784
Consumables	70,103	$70,103
Finished goods	631,465	$752,700
Total	$766,516	$891,587

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

The warrants meet the criteria for classification within stockholders’ equity. Proceeds were allocated between the debt and the warrants at their relative fair value on the date of issue. The total debt discount on the Dow Facility was approximately $747,000. This debt discount is being amortized to interest expense using the effective interest method over the term of the loans using an average effective interest rate of 7.9%. During the nine months ended September 30, 2020, we recognized $546,416 of amortization expense consisting of $428,645 of interest expense accrued and $117,771 of amortization from debt discount accretion related to the Dow Facility warrants. As of September 30, 2020, the Dow Facility has a carrying value of $9,586,752.

The Dow Facility entitles Dow to appoint an observer to our Board. Dow will maintain this observation right until the amount of principal and interest outstanding under the Dow Facility is less than $5 million.

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – STOCK WARRANTS ACCOUNTED FOR AS EQUITY INSTRUMENTS

The following table summarizes the warrants (including the warrants previously accounted for as derivatives) outstanding on September 30, 2020, which are accounted for as equity instruments, all of which are exercisable:

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series B Convertible Preferred Stock

As of September 30, 2020, and December 31, 2019, the Company was authorized to issue up to 1,500,000 shares of Series B Preferred Stock, of which 337,500 and zero were issued and outstanding as of September 30, 2020 and December 31, 2019. On March 31, 2021, the Company was authorized to issue up to 3,750,000 shares of Series B Preferred Stock. Exchange rights received with the purchase of each unit of the Convertible Notes Unit offering dated April 23, 2020, allow for an exchange of two shares of Common Stock for two shares of Series B Preferred Stock. Exchange rights exercised resulted in the issuance of Series B Preferred stock as listed below.

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

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – EQUITY INCENTIVE PLAN

On September 30, 2020 and September 30, 2019, the Company granted each Board member 2,500 stock options and 2,500 shares of restricted stock for their Board services.

The options were granted at a price of $8.00 per share and vest ratably over a four-year period beginning on the one-year anniversary. The options had an aggregate grant date fair value of $24,300 and $38,295 on September 30, 2020 and September 30, 2019 respectively.

The restricted stock issued to the Board members from September 30, 2017 through September 30, 2020 has an aggregate fair value of $320,000 and vests ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of September 30, 2020, and 2019, 35,000 and 23,125 of the 42,500 shares of restricted stock issued had vested, resulting in compensation expense of $20.000 and $25,000 for the three months ended September 30, 2020 and September 30, 2019, respectively.

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

The following table shows the stock options activity as of September 30, 2020 is as follows:

		Weighted
	Number	Average
	Of	Exercise
	Options	Price
Options outstanding at June 30, 2020	870,859	$8.00
Changes during the period:
Expired	(61,417)	8.00
New Options Granted – at market price	10,000	8.00
Options outstanding at September 30, 2020	819,442	$8.00
Options exercisable at September 30, 2020	609,006	$8.00

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – LEASES

Right of Use Asset and Leased Liability:

Estimated Lease Life – Lease term through December 2022

	Three Months
	Ended	Three Months
	September 30,	Ended September
	2019	30, 2020
Right-of-use lease assets- operating as of prior qtr-end	$1,767,269	$1,325,549
Less: Accumulated amortization	(43,410)	(138,010)
Right-of-use lease assets- operating as of current qtr-end	$1,723,859	$1,187,539

Lease liability-operating as of prior qtr-end	$1,873,353	$1,446,911
Less: Accumulated Amortization	(47,662)	(54,772)
Lease liability operating-as of current qtr-end	$1,825,690	$1,392,139

Operating lease expense for the three months ended current qtr-end date	$156,824	$160,072
Actual remaining lease payments, current qtr-end date	$2,128,537	$1,551,202
Present value of remaining payments, current qtr-end date	$1,825,690	$1,392,140

Supplemental cash flow information related to leases:	Leases Three	Leases Three
	Months Ended	Months Ended
	September 30,	September 30,
	2019	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$161,077	$87,277

Maturities of leases liabilities were as follows:
Year ending December 31, 2019	$164,164
Year ending December 31, 2020	660,387	$139,478
Year ending December 31, 2021	660,438	737,947
Year ending December 31, 2022	643,548	673,777
Total Lease payments	$2,128,537	$1,551,202
Less imputed interest	(302,846)	(159,062)
Total	$1,825,691	$1,392,140

Weighted average remaining lease term- operating leases ( in months)	37.2	23.6
Weighted average discount rate- operating leases (annual)	9.98%	9.98%

XG SCIENCES, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS

Effective June 23, 2020, we signed a Restated and Amended Non-Exclusive License Agreement with Michigan State University (“MSU”), in which we converted our exclusive rights to non-exclusive rights in exchange for changes in the financial terms while adding additional technologies to the license. During the three and six months ended September 30, 2020 we recorded licensing expenses of zero in 2020 and we recorded licensing expense of $12,500 per quarter in 2019.

During the three months ended September 30, 2020 we did not issue any Series A Preferred stock and we issued 200,457 shares of Series B Preferred stock in exchange for 200,457 shares of Common Stock, as per the terms of the April 23, 2020 Unit Offering. The Units were purchased by Company Directors Allemang and Jones and affiliates with proceeds of $400,000 and $400,000, respectively. Interest accrued on these Notes during the three months ended September 30, 2020, was $18,691.

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

Immediately after executing the Amended Dow Facility, we commenced a Unit Offering in a private placement to accredited investors. The Unit Offering consists of (i) an offering of up to $10 million in Convertible Notes (“Notes”) in $8 units, and (ii) an assignable or transferrable right to exchange two shares of previously issued common stock for two shares of Series B Convertible Preferred Stock for every $8.00 invested in the Unit Offering (“Exchange Rights”). As of September 30, 2020, we have raised $1,350,000 in the Unit Offering through the sale of 168,750 Units and shares of Common Stock have been exchanged for 337,500 shares of Preferred Series B stock.

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

For every $8.00 invested in the Unit Offering, we provided investors in the Unit Offering, the one-time right to exchange two shares of previously issued Common Stock for two shares of Series B Preferred Stock of the Company within 30 days of the closing (the “Exchange Right”). The Exchange Right is fully transferable and assignable to any other party during the 30-day period if they are an accredited investor and executed a joinder to become bound by the terms of the Agreement. The Exchange Right is a freestanding financial instrument, and its fair value is estimated based on the incremental fair value between the exchanged Common Stock and the issued Preferred Stock. In this instance, the Exchange Right was included as part of the Unit Financing in conjunction with the issuance of the Notes, therefore, the proceeds from the financing were allocated between the Notes and the Exchange Right based on their relative fair values. The difference between the fair value of the Exchange Right and the relative fair value assigned to the Exchange Right is recognized immediately as nonoperating expense. As of September 30, 2020, Nonoperating expense of $4,379 had been recorded related to the Exchange Rights.

A convertible financial instrument includes a beneficial conversion feature (“BCF”)if the effective conversion price is less than the company’s market price of their stock on the commitment date. The BCF for the three months ended September 30, 2021 was $136,964

The sale of Convertible Notes through the quarter ended March 31, 2021, raised total proceeds of $6,440,280.

For the three months
ended	Proceeds
June 30, 2020	$550,000
September 30, 2020	800,000
December 31, 2020	2,501,664
March 31, 2021	2,588,616
Total	$6,440,280

The proceeds received in the Unit Offering on April 23, 2020 and for the three months ended September 30, 2020 were allocated as follows:

	For the three months ended June 30, 2020	For three months ended September 30, 2020	From inception through September 30, 2020
Convertible Notes	403,934	605,628	1,009,562
Additional Paid In Capital – Exchange Rights	146,066	194,372	340,438
Proceeds	550,000	800,000	1,350,000

Convertible Notes	403,934	605,628	1,009,562
Additional Paid In Capital – BCF	(122,230)	(136,964)	(259,193)
Convertible Notes - Accrued Interest	12,256	39,499	51,755
Convertible Notes - Cost of Debt Offering	(46,857)	(16,146)	(63,003)
Convertible Notes Balance	247,104	492,017	739,121

The value of exchange rights, the BCF and the debt issuance costs are being amortized using the effective interest method over the term of the Note. The Company recognized interest expense of $51,755 associated with the Note for the three months ended September 30, 2020. As of September 30, 2020, the carrying value of the Convertible Notes was $739,121.

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

We believe the unique properties of graphene and graphene nanoplatelets will enable numerous new product applications and the market for such products will quickly grow to be a significant market opportunity. Our business model is to design, manufacture and sell advanced materials we call xGnP® graphene nanoplatelets and value-added products incorporating xGnP® nanoplatelets. We currently have many customers trialing our products for numerous applications, including, but not limited to lithium-ion batteries, lead acid batteries, thermally conductive adhesives, composites, thermal management and heat transfer, inks and coatings, printed electronics, construction materials, cement, and in a range of other industrial uses. We believe our proprietary processes have enabled us to be a low-cost producer of high-quality, graphene nanoplatelets and value-added integrated products containing graphene nanoplatelets and that we are well positioned to address a wide range of end-use applications.

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

●	In 2018, Callaway Golf Company introduced new dual-core Chrome Soft and Chrome Soft X golf balls incorporating our xGnP® graphene nanoplatelets into the outer core, resulting in a new class of golf balls that enable higher driving speeds, greater distance and increased control, allowing Calloway to command a premium price for their golf balls in the marketplace. In 2019, Callaway expanded the use of our technology to incorporate our xGnP® into the E·R·C Soft line of golf balls. In 2020, Callaway continued to use our products in the newly launch Chrome Soft line of golf balls. The 2020 version of the Chrome Soft X is based on a solid core, which no longer benefited from use of our products;

●	The Ford Motor Company, after having demonstrated a 17 percent reduction in noise, a 20 percent improvement in mechanical properties and a 30 percent improvement in heat endurance properties compared with that of polyurethane foam used without graphene, began incorporating our graphene nanoplatelets for polyurethane based foam parts in over ten under hood components on the Ford F-150 and Mustang in 2018. In late 2019, our products were qualified for use in engine covers in all Ford and Lincoln light truck and passenger car platforms. To meet this new demand, we began an expanded level of production in early 2020;

●	International specialty materials company formulating our products into an adhesive used in production by a European automotive manufacturer to improve thermal performance. In 2018 we shipped them 900 Kgs of our products. In 2019 their demand increased by 200% to 1,800 Kilograms. In 2020, their initial forecasts were for a 166% increase in demand to 3,000 Kilograms. We shipped just over 900 Kgs in the first half of 2020, less than their original forecast due to COVID-19;

●	Lead acid battery manufacturers incorporating our materials in the commercial supply of batteries demonstrated improvements in measured cycle life, capacity and charge acceptance;

●	In 2019, we also announced the use of our products in an engine oil additive supplied by Hella, an innovative family-owned company serving the automotive and industrial markets with annual revenue of approximately 7 billion Euros;

●	A US-based construction company has demonstrated a 40% improvement in strength when our products are incorporated into composite panels, and are currently used in commercial production;

●	Large plastics packaging company having demonstrated more than a 2x improvement in strength upon adoption of our xGnP graphene nanoplatelets and while maintaining low color and optical transparency, are now targeting commercial introduction impacting recycling and light weighting; and

●	Several customers are currently in initial scale production using our products for applications including resistive heating, additives for use in the oil and gas industry, coatings to improve load-bearing and thermal conductivity, chemical resistance and barrier. We expect that demand for our products will grow as new applications gain market momentum.

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

Manufacturing Capacity

We completed the first phase of expansion in our newest 64,000 square-foot facility in the first half of 2018. The expansion has added 90 metric tons of graphene nanoplatelet production capacity, bringing the total capacity of the facility up to approximately 180 metric tons of dry powder. Phase two of the expansion was partially complete by year-end 2018 and resulted in up to ~270 metric tons of total graphene nanoplatelet output capacity at the facility. We completed the last portion of this phase two expansion in the second half of 2019, resulting in up to ~400 metric tons of total graphene nanoplatelet output capacity. Our total graphene nanoplatelet output capacity across both of our manufacturing facilities, as of September 30, 2020, is an approximate 450 metric tons per year on a dry powder basis. The expansions support our mission to continue commercializing the use of graphene in customer products across diverse industries. XG’s increasing capacity will support our expected growth in demand for our products over the next several fiscal quarters. However, additional manufacturing capabilities for certain value-added products and certain bulk materials remain to be developed and may require the acquisition of additional facilities. In particular, the production processes for certain integrated products will require additional capital and may require additional facilities to meet expected future customer demand.

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

Operating Segment

We have one reportable operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, conducts research on graphene nanoplatelets and related products, and licenses our technology as appropriate. As of September 30, 2020, we shipped products on a worldwide basis, however, all of our assets were located within the United States.

Results of Operations for the Three and Nine Months Ended September 30, 2020

compared with the Three and Nine Months Ended September 30, 2019

	For the Three Months Ended September 30,		Change 2020 to 2019		For the Nine Months Ended September 30,		Change 2020 to 2019
	2020	2019	$	%	2020	2019	$	%
Total Revenues	307,868	123,247	184,621	149.8%	556,077	1,227,594	(671,517)	(54.7)
Cost of Goods Sold	661,637	935,393	273,756	29.3%	1,878,750	2,906,171	1,027,421	35.4%
Gross Loss	(353,769)	(812,146)	458,377	56.4%	(1,322,673)	(1,678,577)	355,905	21.2%
Research & Development Expense	217,976	381,511	163,535	42.9%	688,230	1,151,524	463,294	40.2%
Sales, General & Administrative Expense	957,777	1,266,037	308,260	24.3%	3,326,177	4,173,338	847,160	20.3%
Total Operating Expenses	1,175,753	1,647,548	471,795	28.6%	4,014,407	5,324,862	1,310,455	24.6%
Operating Loss	(1,529,522)	(2,459,694)	930,172	37.8%	(5,337,080)	(7,003,439)	1,666,359	23.8%
Other Expense	(235,858)	(110,999)	124,859	(112.5)	(604,803)	(265,941)	338,862	(127.4)
Net Loss	(1,765,380)	(2,570,693)	805,313	31.3%	(5,941,883)	(7,269,380)	1,327,497	18.3%

Revenue

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Change 2020 to 2019		September 30,		Change 2020 to 2019
	2020	2019	$	%	2020	2019	$	%
Product Sales	$307,868	$123,247	$184,621	149.8	$556,077	$1,227,594	$(671,516)	(54.7)
Total Revenues	$307,868	$123,247	$184,621	149.8	$556,077	$1,227,594	$(671,516)	(54.7)

For the three months ending September 30, 2020 we reported revenue of $307,868, a 149.8% increase from the $123,247 reported for the three months ending September 30, 2019. Since we are in the business of developing new materials and for use in new ways, accurately forecasting new product adoption can be a challenge for our customers. The second quarter year-on-year decrease is due primarily to the vagaries of unpredictable demand and inaccurate forecasts. Also, many of our customers were impacted by COVID-19 in the second quarter and either delayed commercial adoption of our products or did not order replenishment products. For the six months ending September 30, 2020 we reported revenue of $556,076, a 54.7% decrease from the $1,227,594 reported for the six months ending September 30, 2019. We have a strong customer pipeline and continue to establish a robust baseline of customers who are nearing commercial status. We believe that once these customers reach commercial status with products that incorporate our products, each will begin to order from us on a regular basis, which will help to mitigate the quarter-to-quarter revenue variability. However, until such time, we expect to see variations in quarterly revenue resulting from variable order patterns from our customers.

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

We ship our products from our Michigan manufacturing facilities to customers around the world. During the three months ended September 30, 2020, we shipped materials to customers in 14 countries, as compared to 13 countries during the same period in 2019. For the three months ended September 30, 2020, sales to two countries, Switzerland and Turkey, accounted for more than 42% of revenue. For the three months ended September 30, 2019, shipments to South Korea accounted for more than 10% of product sales.

Order Summary

The table below shows a comparison of domestic and international orders fulfilled (excluding orders for free samples). The table also includes the average order size for product sales. The average order size for product revenue during the three months ended September 30, 2020 increased by 211%, as compared to the same period in 2019. The relatively small average order size means that the majority of our customer base remains active with research and development projects that only use limited amounts of our material. We expect our average order size to increase significantly as more customers reach commercial status.

Order Summary	For the Three Months Ended September 30,
(unaudited)	2020	2019	Change

Number of orders – domestic	25	33	(8)
Number of orders – international	32	26	6
Number of orders – total	57	59	(2)
Average order size for product sales recorded in our Statement of Operations	$6,496	$2,089	$4,407
% change			211%

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

The following table shows the relationship of direct costs to product sales for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended
Gross Loss Summary	September 30,		Change 2020 to 2019
	2020	2019	$	%
Product Sales	$307,868	$123,247	$184,621	149.8
Direct Costs	157,930	73,113	84,817	116.0
Direct Cost Margin	$149,938	$50,134	$99,804	199.1
% of Sales	48.7%	40.7%

Unallocated Manufacturing Exp	503,707	862,280	(358,573)	(41.6)
Gross Loss on Product Sales	$(353,769)	$(812,146)	$458,377	56.4

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

For the three months ended September 30, 2020, unallocated manufacturing expenses decreased by 41.6% to $503,707 as compared to $862,280 for the same period in 2019. The decrease of $358,573 is largely due to furloughs and headcount reductions as well as lower variable overhead costs due to the discontinuance of production at the Legion Drive site in late June of 2019 until sales rebound.

Sales, General and Administrative Expenses

During the three months ended September 30, 2020, we incurred selling, general and administrative expenses (SG&A) of $957,777. This is a decrease of $308,260 or 24.3% from the same period in 2019. This decrease in SG&A expense is primarily related to decreased personnel costs as the Company began taking measures in anticipation of slower demand and delays in customer adoption caused by COVID-19.

Research and Development Expenses

During the three months ended September 30, 2020, we incurred research and development expenses (R&D) of $217,976. This is a decrease of $163,535 or 42.9% from the same period in 2019. This decrease in R&D is primarily related to decreased personnel costs as the Company began taking measures in anticipation of slower demand due to COVID-19.

Other Expense

Other income and expense consist primarily of Interest expense on the Dow Facility and the Convertible Notes. Following shows a comparison of other income and expense for the three months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020	2019	Change $
Interest Expense, Net	(231,616)	(110,999)	(120,618)
Nonoperating Expense	(4,242)	—	(4,242)
Total Other Expense	(235,858)	(110,999)	(124,860)

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

On April 23, 2020, certain members of our Board of Directors and their affiliates purchased $550,000 of convertible notes. In addition, these Board members and their affiliates purchased $800,000, $1,801,504, and 515,016 of convertible notes in the quarters ended September 30, 2020, December 31, 2020 and March 31, 2021. In total, the Board members and their affiliates purchased a total of $3,666,520 of convertible notes through March 31, 2021 from the Company. Non-Board affiliated third parties purchased $700,160 and $2,073,600 of convertible notes in the quarters ended December 31, 2020 and March 31, 2021 from the Company for a total purchase of $2,773,760. Total proceeds from the sale of Convertible Notes as of March 31, 2021 was $6,440.280.

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

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following sets forth information regarding all unregistered securities sold from October 1, 2019 through September 30, 2020:

(1)	We granted stock options to purchase an aggregate of 10,000 shares at an exercise prices of $8.00 per share to Board members, consultants, and directors under the 2017 Equity Plan,

(2)	We granted an aggregate of 10,000 shares of restricted stock with an aggregate fair value of $80,000 under the 2017 Incentive Plan.

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

ITEM 6. EXHIBITS.

EXHIBIT NUMBER	DESCRIPTION	LOCATION

3.1	Second Amended and restated Certificate of Designations of Series B Convertible Preferred Stock	Filed herewith

3.2	Third Amended and restated Certificate of Designation of Series A Convertible Preferred Stock	Filed herewith

3.2	Third Amended and restated Certificate of Designation of Series B Convertible Preferred Stock	Filed herewith

3.3	Fourth Amended and restated Certificate of Designation of Series B Convertible Preferred Stock	Filedherewith

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002*	Filed herewith
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewith
101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

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