Form 10-K
period 2020-12-31
XG SCIENCES INC
filed 2021-09-30
CIK 1435375

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934:

For the fiscal year ended: December 31, 2020

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

(517) 703-1110

(Issuer Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

None	None	None

Securities registered under Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

As of December 31, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $23,576,168 based on the price at which the common equity was last sold (i.e., $8.00 per share).

The number of shares outstanding of the registrant’s common stock, no par value per share, as of August 30, 2021 was 2,490,488.

The Company was unable to timely file the report for the year ending December 31, 2020, due to the time required by a valuation study needed to properly analyze and account for the April 23, 2020, Convertible Notes Unit Offering.

i

ii

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

These forward-looking statements involve known and unknown risks and uncertainties that could cause our actual results, performance, or achievements to differ materially from those expressed or implied by the forward-looking statements, including, without limitation, the risks set forth under the section entitled “Risk Factors” herein.

ITEM 1. BUSINESS

XG Sciences was formed in May 2006 for the purpose of commercializing certain technology to produce graphene nanoplatelets and integrated, value-added products containing graphene nanoplatelets. First isolated and characterized in 2004, graphene is a single layer of carbon atoms configured in an atomic-scale honeycomb lattice. Among many noted properties, monolayer graphene is harder than diamonds, lighter than steel but significantly stronger, and conducts electricity better than copper. Graphene nanoplatelets are particles consisting of multiple layers of graphene. Graphene nanoplatelets have unique capabilities for energy storage, thermal conductivity, electrical conductivity, barrier properties, lubricity, and the ability to impart physical property improvements when incorporated into plastics, metals or other matrices.

We believe the unique properties of graphene and graphene nanoplatelets will enable numerous new product applications and we expect the market for such products to quickly grow to be a significant market opportunity. Our business model is to design, manufacture and sell advanced materials we call xGnP® graphene nanoplatelets and value-added products incorporating xGnP® graphene nanoplatelets. Since our inception, customers have trialed our products for numerous applications, including, but not limited to solid state batteries, thermally conductive adhesives, composites, thermal management and heat transfer, inks and coatings, printed electronics, construction materials, cement, 3-D printing and in a range of other industrial uses. We believe our proprietary processes have enabled us to be a manufacturer of high-quality, graphene nanoplatelets and value-added integrated products containing graphene nanoplatelets and that we are well positioned to address a wide range of end-use applications.

Our Customers

We sell products to customers around the world and have sold or sampled materials to over 1,300 customers in over 45 countries since 2008. In the twelve months ended December 31, 2020 and December 31, 2019, we had one customer whose purchases accounted for 52% and 41% of total product revenues, respectively. On December 31, 2020 and December 31, 2019, there were two customers who had an accounts receivable balance greater than 20% and 10% of our outstanding receivable balance, respectively.

Our Products

XG Sciences is a manufacturer of graphene nanoplatelets and value-added products that contain graphene nanoplatelets. The term “graphene” is used widely in the literature and the popular press to cover a variety of specific forms of the material. We generally think about two broad classes of graphene materials:

1.	One-atom thick films of carbon commonly referred to as monolayer graphene, manufactured typically from gases by assembling molecules to form relatively large, transparent sheets of material. These materials have been characterized by their performance attributes that differentiate them from other advanced materials and that may include: 200 times stronger than steel, flexible and able to stretch up to 25% of its original length, optically transparent, more electrically conductive than copper, more thermally conductive than any other known material and atomic-level barrier properties. XG Sciences does not manufacture these films and does not participate in the markets for these films and believes that, in general, the markets for these films do not compete with those for graphene nanoplatelets.

2.	Ultra-thin particles of carbon that consist of layers of graphene sheets ranging in thickness from a few layers to many layers – that are commonly referred to as graphene nanoplatelets (“GNP” or “GNPs”). Because GNPs are thin and can be manufactured in a range of diameters, they are useful for a wide variety of applications. XG Sciences manufactures GNPs that range in thickness from a few nanometers and up to 10-20 nanometers and with diameters ranging from less than 1 micron and up to 100 microns. The manufacture of these graphene particles is our main area of expertise, and their use in practical applications is the focus of our sales, marketing, and development activities.

The well-publicized isolation and characterization of graphene in 2004 at the University of Manchester has spawned a new class of 2D materials based on layers of carbon atoms arranged in a hexagonal array and each carbon having lone pair electrons. The unique characterization and related performance of this new class of materials is derived from their two-dimensional nature and their composition of sp2 carbon atoms arranged in a hexagonal array. The ability of any new material to be exploited in industrial applications will depend on its fit-for-performance. In the case of graphene nanoplatelets, the fit-for-performance is very much related to their aspect ratio (among other factors) in that the diameter is typically significantly greater than the thickness. This is what differentiates the material from bulk graphite of high crystallinity and purity. We classify nanoplatelets consisting of largely basal planes of carbon atoms packed in a hexagonal array (i.e., graphene) as graphene nanoplatelets as long as their aspect ratio may be classified as two-dimension and are thus in the form of platelets. Such a definition implies that the thickness is nanoscale – GNPs having a thickness in the range from generally 0.6 nanometers and up to many 10’s of nanometers. We have chosen to utilize the definitions as set out by the Carbon Journal editorial team (Carbon, volume 65, pp.1-6) and Fullerex (Bulk Graphene Pricing Report, 2019) which provides classification for the various material types providing meaningful descriptions of commercially available graphene.

Graphene Product Definitions Based on Layer Thickness

Number of Layers	Product Description
1	Graphene (monolayer)
1-3	Very Few Layers Graphene (vFLG)
2-5	Few Layers Graphene (FLG)
2-10	Multilayer Graphene (MLG)
>10	Graphene Nanoplatelets (GNPs)

Bulk Materials

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

Grade H/M/R materials are produced through chemical intercalation of natural graphite followed by thermal exfoliation using a proprietary process developed by XGS. The “grade” designates the thickness and surface characteristics of the material, and each grade is available in various average particle/platelet diameters. Surface area, calculated by the Brunauer, Emmet, and Teller (BET) Method, is used as a convenient proxy for thickness, so each grade of products produced through chemical intercalation is designated by its average surface area, which ranges from 50 to 150 m2/gram of material. As the market need emerges for this class of materials, we anticipate scaling them. For example, in 2017, we introduced a new Grade of xGnP® powders, R-Grade, with improved electrical conductivity targeting use in applications for electrically and thermally conductive ink and composites and have since scaled R-Grade to metric-ton quantities . We have started a review to rationalize our product offerings to optimize manufacturing efficiency and focused customer needs.

Grade C materials are produced through a high-shear mechanical exfoliation using a proprietary process and equipment that we invented, designed, constructed, and patented. The Grade C materials are smaller platelet diameters than those grades produced through chemical exfoliation, and Grade C materials are designated by their BET surface area, which ranges from 300 to 800 m2/gram. We are able to produce C-Grade materials having other surface areas and may make those available commercially as needed by our customers.

The following graphic depicts xGnP® graphene nanoplatelets as a function of both layer thickness and aspect ratio (thickness by diameter), two key parameters which will influence their performance in a range of industrial applications. The performance of graphene nanoplatelets in a specific application is primarily a function of the platelet’s diameter, thickness, planarity (or more broadly – morphology), and, to some extent, the nature and concentration of any chemical groups on the platelets. There are other factors that may impact performance, such as optimized dispersion, product form delivered to the customer (powder vs. slurry), and so on. However, for the most part, performance in an application is related to the physical characteristics of the nanoplatelets. XG Sciences is skilled in the design and manufacture of graphene nanoplatelets, and our two proprietary manufacturing processes allow for the production of a broad product portfolio varying across a broad range of both thickness and diameter, the two variables most likely related to performance in a range of end-use applications. We have recently started the review of all of our manufacturing processes and the optimization of the molecules that we produce. Our objective is targeted upon being able to scale production, per manufacturing cell, at 1,000 metric tons per annum, with costs that will allow market acceptance and good margin production.

XG Sciences’ Graphene Nanoplatelet Product Portfolio and Versus Graphite

We believe we are a platform play in advanced materials, because our proprietary processes allow us to produce varying grades of graphene nanoplatelets that may be mapped to a variety of applications and in many end-use market segments. While we supply bulk materials consisting of various forms of xGnP® graphene nanoplatelets and in the form of dispersions of nanoplatelets in liquids such as water, alcohol or organic solvents, we also produce products that contain graphene nanoplatelets which we refer to as integrated products. We have done this to further differentiate our products from those potential suppliers offering only graphene nanoplatelets in powder form. We are studying and rationalizing our offerings based upon servicing a limited number of markets that we believe we are positioned to capitalize upon.

Composites. Our composites, integrated-products portfolio includes resins derived from a range of thermoplastics and thermosets into which our xGnP® graphene nanoplatelets are compounded. These products are supplied as master batches of resins with graphene nanoplatelets pre-dispersed such that their performance has been optimized for use in various end-use applications that may include industrial, automotive and packaging applications and which have demonstrated efficacy in standard injection molding, compression molding, blow molding and 3-D processes, to name but a few. Our current product portfolio of polymer resins containing various forms of our xGnP® graphene nanoplatelets and in varying concentration includes polyurethane (XGPU), polypropylene (XGPP), polyethylene terephthalate (XGPET), vinyl ester (XGVE), polyetherimide (XGPEI) and high-density polyethylene (XGHDPE). Other polymers may be added over time depending on the end-market and customer needs. In addition, we offer various bulk materials with demonstrated efficacy in plastic composites to impart improved physical performance to such matrices, which may be supplied as dry powders or as aqueous-based or solvent-based dispersions or cakes, as described previously. We have also targeted use of our graphene nanoplatelets as an additive in cement mixtures which we believe results in improved barrier resistance, durability, toughness and corrosion protection. We believe our GNP Concrete Additive product promotes the formation of more uniform and smaller-grain cement structure, improving both flexural and compressive strength. In addition, we believe the embedded graphene nanoplatelets will stop cracks from forming and retard crack propagation, should any cracks form – the combination of which will further improve cement lifetime and durability.

Inks and Coatings. These consist of specially formulated dispersions of xGnP® together with solvents, binders, and other additives to make electrically or thermally conductive products designed for printing or coating, and which are showing promise in diverse customer applications such as advanced packaging, electrostatic dissipation and thermal management.

Energy Storage Materials. These consist of specialty advanced materials that have been formulated for specific applications in the energy storage segment. We offer various bulk materials for use as conductive additives in lithium-ion batteries, as a component in coatings for current collectors used in lithium-ion batteries and we are investigating the use of our materials as part of other energy-storage components.

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

Our Focus Areas

We prioritize our efforts in specific areas and with specific customers that we believe represent opportunities for either relatively near-term revenue or especially large and attractive markets. At this time, we are focused on three key vertical markets: Automotive, Packaging and Industrial. The following graphic provides examples of target applications within each of the three key verticals where XG Sciences has either commercial sales or is in development with one or more customers. We expect to focus our sales, research, and production resources on these verticals as the market for graphene further develops.

XGS Market/Application Focus Areas

Addressable Markets

The markets for our materials are large and growing. As one example, the 2019 North American packaging market for plastic bottles and containers was estimated to be more than $34 billion (Mordor Intelligence). Further, Mordor estimated the 2019 global market for PET water bottles at 543.8 billion units. XG Sciences is engaged with customers in North America targeting the use of xGnP® graphene nanoplatelets in a range of packaging applications, including water bottles. Another example is for use in tires where graphene-based products may bring significant advancements. A typical tire is a composite of several parts: sidewalls, inner liner and the tire tread - which itself is a rubber component comprising a steel chord reinforcement of a particulate-reinforced rubber network. If one considers that the tire tread is the only part of the vehicle’s contact with the road, it becomes apparent that all sources of energy dissipation are via the tread material and will have a major influence on total performance such as handling, fuel efficiency and braking performance. Data are starting to show that incorporation of graphene nanoplatelets into the production of a tire tread can significantly impact the rolling resistance and abrasion resistance, both of which will result in improved fuel efficiency and tire lifetime. These performance attributes also seem to come with improvements in such properties as tear strength and tensile performance, allowing formulators to target a wide range of passenger vehicle, truck and off-road applications. Based on data from the European Rubber Journal (January 9, 2019, and according to the International Rubber Study Group), the 2019 global rubber market used in tires is estimated at 30 million metric tons. If graphene is used in only 20% of tires and adopted at 1 weight percent based on the rubber content, then the demand could easily exceed 60,000 metric tons for graphene-related materials.

In a third example, there is an industry-wide need to continue to drive light weighting in vehicles. The primary objective is to save on fuel consumption for cars still using internal combustion engines, but also to extend drive time for emerging electrical vehicles. Data from the Department of Energy (“Materials Technologies: Goals, Strategies, and Top Accomplishments”, Department of Energy, Vehicle Technologies Program, August 2010) indicate that in 1977, conventional steel comprised 75% of the materials used in the manufacture of an auto. By 2010, that number was reduced to about 65% with a significant increase in high-strength steel, aluminum and polymer composites. In order to meet the industry light-weighting targets, it is estimated that by 2035, polymer composite usage will increase to 20% of all materials. Improvements to today’s composite materials are needed for this to occur and graphene nanoplatelets are a good candidate to enable the broad adoption of polymer composites for use in automotive manufacture. In 2018, 71 million cars were produced globally (Estimated Worldwide automobile production, Statista.com). If we assume an average car weights 1500 kilograms (DOE Light weighting Efforts for Sustainable Transportation”, 2nd Light weighting summit, March 5, 2015) and based on DOE estimates (“Materials Technologies: Goals, Strategies, and Top Accomplishments”, Department of Energy, Vehicle Technologies Program, August 2010), approximately 100 kilograms is comprised of polymers/composites (and certainly the potential for more in the future), and if graphene-related products were to be adopted at just 1 weight percent, then there is the potential demand of over 71,000 metric tons for graphene-related materials.

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

The process of “designing-in” new materials is relatively complex and involves the use of relatively small amounts of the new material in laboratory and engineering development for an extended period. Following successful development, customers that incorporate our materials into their products will then order much larger quantities of material to support commercial production. Although, our customers are under no obligation to report to us on the usage of our materials, some have indicated that they have introduced or will soon introduce commercial products that use our materials. Thus, while many of our customers are currently purchasing our materials in kilogram quantities, some have begun to purchase at multiple ton quantities, and we believe many will require tens of tons or even hundreds of tons of material as they commercialize products that incorporate our materials. We also believe that those customers already in production will increase their order volume as demand increases and others will begin to move into commercial volume production as they gain more experience in working with our materials and engage new customers.

Our Intellectual Property

We have acquired a non-exclusive license for certain inventions from Michigan State University. These rights are embodied in a Technology Licensing Agreement between XGS and Michigan State University dated July 27, 2007, amended on May 24, 2010, and May 27, 2011, and amended and restated on June 23, 2020 which provides us the non-exclusive worldwide rights to the patents as defined in the Agreement for application in the Composite, Energy Storage, Specialty Liquids, and other fields which may be applicable. In exchange for the rights to the technology covered by this Agreement, we paid MSU an initial fee and agreed to pay ongoing royalties on material sold by us in future years. Under a previous version of the Licensing Agreement, we also awarded a small amount of common stock to MSU. As of December 30, 2020, the following technologies were included in the MSU License Agreements with XGS: U.S. Patent 7,550,529, U.S. Patent 8,501,858, U.S. Patent 8,834,959, U.S. Patent 9,080,122, and U.S. Patent 9,776,874.

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

Over time, our scientists and engineers have made many further discoveries and inventions that, as of December 31, 2020, are embodied in the form of nineteen (19) additional U.S. patents, twenty-five (25) foreign patents, twelve (12) additional U.S. patent applications and numerous trade secrets. For many of the applications filed in the U.S., additional filings are made in other countries such as the European Union, Japan, South Korea, China, Taiwan, or other applicable countries. As of December 31, 2020, we maintained twenty-three (23) international patent applications. These filings and analyses are made on a case-by-case basis. Typically, patents that are defensive in nature are not filed abroad, while those that are protective of active XGS products or applications are filed in relevant countries abroad. Our general IP strategy is to keep as trade secrets those manufacturing processes that are difficult to enforce should they be disclosed and to seek patent coverage for other manufacturing processes, materials derived from those processes, unique combinations of materials and end uses of materials containing graphene nanoplatelets. We believe that the combination of our rights under various licenses, our patents and patent applications, and our trade secrets create a robust intellectual property position.

Our Lead Investors

Since inception and through January 29, 2021, we have raised approximately $50 million of capital through the issuance of equity and equity-linked securities, $4 million through licensing fees and $16.5 million through the issuance of certain senior debt obligations. Each of the entities below, after considerable due diligence, decided to take an equity position, license some of our technology or provided funding in the form of a secured loan. Notable investors and licensees in the Company are included in the funding history of the Company summarized below.

Timing	Investor Class	Amount
2006-2009	Angel Groups, HNW Individuals	$2 million
2010	Hanwha Chemical	$3 million
2010	ASC-XGS, LLC	$1.6 million
2011	POSCO	$4 million
2011	Cabot Corp	$4 million license agreement
2014	Samsung Ventures	$3 million
2014	POSCO pre-emptive rights	$1.2 million
2014/15	Aspen/XGS II	$10 million + $1 million lease
2015	Series B	$4.3 million
2016	Dow Chemical	$10 million senior credit facility
2016-2019	Public Offering	$21 million (including $3 million from Soulbrain)
2020	Convertible Debt	$3.9 million
January 2021	Convertible Debt	$2.5 million

Our Competitive Strengths

We believe that we are a leader in the emerging global market for graphene nanoplatelets. The following competitive strengths distinguish us in our industry:

Our know-how and ability to tailor our products for use in multiple applications. Many of our products and product-development activities target use of our xGnP® graphene nanoplatelets in various matrices to form composite products that are then used by our customers. We believe we have extensive knowledge of how to tailor our products to deliver performance as composite products in various applications. We also believe that we have knowledge of how to tailor our products for a range of other end-use markets and applications that may include: 3-D printing, anti-corrosive coatings, automotive coatings, thermally conductive adhesives, thermal interface materials/compounds, tires and thermal coatings.

The breadth of our intellectual property. Because of our focus on manufacturing process development, we believe we have one of the most extensive internal knowledge bases in graphene nanoplatelet manufacturing, with most of our proprietary knowledge maintained as trade secrets to avoid the disclosures required by patenting. The forty-one (41) U.S. patents and patent applications that we are currently managing (including those under license from MSU and Metna) and twenty-eight (28) international patents and patent applications add value by protecting specific equipment, or high-value end-user product applications.

The low-cost nature of our manufacturing processes. We believe our manufacturing processes will be among the lowest-cost approaches to the manufacturing of graphene nanoplatelets once we achieve economies of scale based on our internal modelling of competitive processes as well as our analysis of alternative technologies.

Our corporate partners.  The Dow Chemical Company, or Dow, has extended $10 million in senior debt financing, of which we have drawn down $10 million as of December 31, 2020.

The number of development partners working with our materials. As of December 31, 2020, we had supplied materials to hundreds of universities or government laboratories in over 45 different countries around the world. We have also supplied our products to several other organizations for the purposes of commercial design and manufacture. These other organizations include, but are not limited to, Callaway Golf and DuPont Specialty Electronic Materials.

Employees

As of December 31, 2020, we had 24 full-time employees and 2 contract employees. Employees include the following three senior managers who report to the CEO: the Chief Financial Officer, the Chief Commercial Officer and the Chief Technologist. The Company employs a total of 7 full-time scientists and technicians in its R&D group, including the Chief Technologist.

Corporate Information

XG Sciences, Inc. was incorporated on May 23, 2006, in the State of Michigan and is organized as a “C” corporation under the applicable laws of the United States and State of Michigan. We do not currently have any affiliated companies or joint venture partners, and we have one wholly owned subsidiary called XG Sciences IP, LLC. This subsidiary was created in 2014 for the purpose of holding our intellectual property. Our headquarters and principal executive offices are located at 3101 Grand Oak Drive, Lansing, Michigan, 48911 and our telephone number is (517) 703-1110. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after we electronically file with or furnish them to the SEC and are available in print to any stockholder who requests a copy.

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

Risks Relating to Our Business and Industry

If we are unable to continue as a going concern, we may be forced to curtail or cease operations.

The report of our independent registered public accounting firm that accompanies our consolidated financial statements for the year ended December 31, 2020, contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern. We believe that we will need to raise at least $4,000,000 - $6,000,000 of additional capital to continue our operations for the next twelve months in a minimal to no revenue growth environment. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and growth in revenue from operations. These factors raise substantial doubt regarding our ability to continue as a going concern. We cannot make any assurances that additional financings will be available to us and, if available, completed on a timely basis, on acceptable terms or at all. If we are unable to complete an equity or debt offering, or otherwise obtain sufficient financing when and if needed, it would negatively impact our business and operations. It could also lead to the reduction or suspension of our operations and ultimately force us to cease our operations.

We will need to raise substantial additional capital in the near future to fund our operations and we may be unable to raise such funds when needed and on acceptable terms. Failure to raise such additional funding would have a materially adverse effect on our business.

Developing, manufacturing and selling nanomaterials in commercially viable quantities requires substantial funding.  We intend that the primary means for raising funds will be through equity and debt offerings that may include private placement with one or more strategic investors, offering of shares of common stock to the public through a self-underwritten offering or through an underwritten offering with a bank in parallel with a listing on a Qualified National Exchange. There can be no assurance that we will be able to raise additional equity capital in subsequent equity offerings or that the terms and conditions of any future financings will be workable or acceptable to us and our stockholders. Our continuation as a going concern is dependent upon continued financial support from our shareholders, our ability to obtain necessary equity and/or debt financing to continue operations, and the attainment of profitable operations. In the event that we are not able to raise substantial additional funds in the near future with terms that are acceptable, or adjust our business model accordingly, we may be forced to curtail or cease operations.

A pandemic, epidemic or outbreak of an infectious disease, including COVID-19 in the markets in which we operate or that otherwise impacts our facilities or suppliers could adversely impact our business.

We expect that a pandemic, epidemic, or outbreak of an infectious disease could affect our markets, facilities, customers and employees, and our business could be adversely affected in the future. Consequences of the current COVID-19 pandemic are resulting in disruptions in or restrictions on our employees’ ability to travel and the ability of manufacturers, including many of our customers, to maintain normal operations. If an infectious disease or COVID-19 broke out at our facilities, or if, due to governmental or other restrictions, our facilities are unable to operate for an extended period, our operations may be affected significantly, our productivity may be affected, our ability to complete projects in accordance with our contractual obligations may be affected, and our ability to manufacture and sell our graphene nanoplatelets may be hindered. If the suppliers that we rely on for raw materials and other supplies to conduct operations are affected by an infectious disease or COVID-19, we may not be able to fill orders that are received or our cost of sales may increase, and our financial position may suffer. If our customers are affected by an infectious disease or COVID-19, orders for our products may be delayed or cancelled, and our financial position may suffer. Further, COVID-19 may continue to cause disruption to the U.S. economy, or the economies of the markets in which we operate such as China and South Korea, and cause shortages of materials, labor and transportation which could affect our customers’ ability to produce finished products utilizing our graphene nanoplatelets, affect production capacity and business confidence, or cause economic changes that we cannot anticipate. Overall, the potential impact of a pandemic, epidemic or outbreak of an infectious disease with respect to our markets or our facilities is difficult to predict and could continue to adversely impact our business for an indefinite period of time. In response to the COVID-19 situation, federal, state and local governments (or other governments or bodies in markets in which we operate) have placed restrictions on travel and conducting or operating business activities. At this time, those restrictions are very fluid and evolving, and when such restrictions will be lifted is unknown. We have been and will continue to be impacted by those restrictions. Given that the type, degree and length of such restrictions are not known at this time, we cannot predict the overall impact of such restrictions on us, our customers, our employees, our supply and distribution chains, others that we work with or the overall economic environment. As such, the impact these restrictions may have on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but we expect the impact to be material. In addition, due to the speed with which the COVID-19 situation developed and continues to evolve, there is uncertainty around its ultimate impact on public health, business operations and the overall economy; therefore, the negative impact on our financial position, operating results and liquidity cannot be reasonably estimated at this time, but we expect the impact to be material.

We could be adversely affected by our exposure to customer concentration risk.

We are subject to customer concentration risk as a result of our reliance on relatively few customers for a significant portion of our revenues. We had one customer whose purchases accounted for 52% and 41% of revenue in the twelve months ended December 31, 2020, and 2019, respectively. In 2020, we had two customers whose purchases accounted for 75% of revenue. Due to the nature of our business and the relatively large size of many of the applications our customers are developing, we anticipate that we will be dependent on a relatively small number of customers for the majority of our revenues for the next few years, and if one or more of these customers does not place orders, there would be a risk of significant loss of future revenues, which could in turn have a material adverse effect on our business and on your investment.

Downturns in general economic conditions could adversely affect our results from operations.

Downturns in general economic conditions can cause fluctuations in demand for our products, product prices, volumes, and gross margins. Future economic conditions may not be favorable to our industry. A decline in the demand for our products or a shift to lower-margin products due to deteriorating economic conditions could adversely affect sales of our products and our results of operations and could also result in impairments of certain of our assets.

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

We have a limited operating history, an accumulated deficit and a stockholders’ deficit, and we may never become profitable which could cause us to cease operations.

XG Sciences, Inc. was incorporated on May 23, 2006, and is an advanced materials company. We sell bulk nanomaterials or products made with these materials to other companies for incorporation into their products. To date, there has been limited incorporation of our materials or products into customer products that are released for commercial sale. Because there is a limited demonstrated history of commercial success for products containing graphene, our products may never be successful in the market. It is possible that larger and or extended commercial success may never happen and that we will never achieve the level of revenues necessary to sustain our business or continue to attract additional financing. Many of our products represent new products that have not yet been fully developed and for which manufacturing operations have not yet been fully scaled.

As of December 31, 2020, and December 31, 2019, we have an accumulated deficit from operations of $72,682,876 and $65,581,128, respectively. As of December 31, 2020, and December 31, 2019, our total stockholder’s equity was $(7,682,537) and $(2,146,797), respectively. The deficit reflects net losses in each period since our inception incurred through development of nanomaterials without the presence of large-scale adoption to generate substantial revenues to cover development costs and generate a profit. We have never paid a dividend. Also, since inception, we have not generated sufficient revenues to cover our fixed expenses or sustain our business in any financial reporting period. Nor have we demonstrated the capability to produce sufficient materials to generate the ongoing revenues necessary to sustain our operations in the long-term. There can be no assurance that we will ever produce a profit.

Because we are subject to these uncertainties, there may be risks that management has failed to anticipate. Our ability to become profitable depends primarily on our ability to successfully commercialize our products in the future. Even if we successfully develop and market our products, we may not generate sufficient or sustainable revenue to achieve or sustain profitability, which could cause us to further curtail or cease operations.

We have limited experience in the higher volume manufacturing that will be required to support profitable operations, and the risks associated with scaling to larger production quantities may be substantial and our business and results of operations could be negatively impacted.

We have limited experience manufacturing our products. We have established initial commercial or pilot-scale production facilities for our bulk powders and certain integrated products. To develop the capacity to produce much higher volumes, it will be necessary to produce multiples of existing processes or engineer new production processes in some cases. If we are unable to expand our manufacturing processes, our business, and results of operations could be negatively impacted.

We have significantly reduced our headcount, which could have a negative impact on our ability to scale up our production process and we may have to further curtail or cease operations.

Due to events in 2020 surrounding our business and the COVID-19 pandemic, in March of 2020, we restructured our organization by reducing headcount by 45%, by furloughing substantially all manufacturing employees, and by implementing temporary salary reductions ranging from 15-20% which resulted in a 38% reduction in annual payroll and related costs. In April 2020, we furloughed additional employees in our R&D and Engineering departments. We also reduced our annual cash run rate for all other expenses by 17%. Salary reductions remained in place until February 1, 2021. We expect that these actions could have a material impact on our ability to scale up our production processes, and there is no guarantee that we will be able to economically scale-up our production processes to the levels required. If we are unable to scale-up our production processes and facilities to support sustainable sales levels, the Company may be forced to further curtail or cease operations.

Projection of fixed monthly expenses and operating losses for the near future may lead us to further curtail or cease operations.

Because of the nature of our business, we project considerable fixed expenses that will lead to projected monthly deficits for the near future. Fixed manufacturing expenses to maintain production facilities, compensation expenses for scientists and other critical personnel, and ongoing rent and utilities amount to several hundred thousand dollars per month, and we believe that such expenses are required as a precursor to significant customer sales. However, there can be no assurance that monthly sales will ever reach a sufficient level to cover the cost of ongoing monthly expenses and if such revenue increases are achieved, they will be maintained for a sustainable period. If sufficient regular monthly sales are not generated to cover these fixed expenses, we will continue to experience monthly cash flow deficits which, if not eliminated, will require continuing new investment in the Company. If monthly cash flow deficits continue, we may not be able to raise additional funds and may be forced to further curtail or cease operations

We have a long and complex sales cycle and have not demonstrated the ability to operate successfully in this environment.

It has been our experience since our inception that the average sales cycle for our products can range from one to seven years from the time a customer begins testing our products until the time that they could be successfully used in a commercial product. The product introduction timing will vary based on the target market, with automotive uses typically being toward the long end and consumer products toward the shorter end. We have a limited track record of success in completing customer development projects. The sales and development cycle for our products is subject to customer budgetary constraints, internal acceptance procedures, competitive product assessments, scientific and development resource allocations, and other factors beyond our control. If we are not able to successfully accommodate these factors to enable customer development success, we will be unable to achieve sufficient sales to reach profitability. In this case, we may not be able to raise additional funds and may be forced to further curtail or cease operations.

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

Because there is only limited sustained history of successful use of our products in commercial applications, there is no assurance that broad successful commercial applications may be broadly technically feasible. Many of the scientific and engineering data related to our products has been generated in our own laboratories or in laboratory environments at our customers or third parties, like universities and national laboratories. It is well known that laboratory data is not always representative of commercial applications.

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

We operate in a market in which there are competitors. Global research is being conducted by substantially larger companies who have greater financial, personnel, technical, and marketing resources. There can be no assurance that our strategy of offering better materials based on our proprietary graphene nanoplatelets will be able to compete with other companies, many of whom will have significantly greater resources, on a continuing basis. In the event that we cannot compete successfully, we may be forced to cease or curtail operations.

We are dependent on key employees.

Our operations and product development are dependent upon the experience and knowledge of our key employees. We depend on Robert Blinstrub, our Chief Executive Officer, Jacqueline Lemke, our Chief Financial Officer, AJ Boechler, our Chief Commercial Officer and Dr. Leroy Magwood, our Chief Technologist. If the services of any of these individuals should become unavailable, our business operations might be adversely affected in the short term, and this departure could materially disrupt the business and our results of operations.

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

We could face intellectual property infringement claims that could result in significant legal costs and damages and impede our ability to produce key products, which could have a material adverse effect on our business, financial condition, and results of operations.

Future adverse regulations could affect the viability of the business.

Our bulk products have been approved for sale in the United States by the U.S. Environmental Protection Agency after a detailed review of our products and production processes. In most cases, as far as we are aware, there are no current regulations elsewhere in the world that prevent or prohibit the sale of our products. Nevertheless, the sale of nanomaterials is a subject of regulatory discussion and review in many countries around the world. In some cases, there is a discussion of potential testing requirements for toxicity or other health effects of nanomaterials before they can be sold in certain jurisdictions. If such regulations are enacted in the future, our business could be adversely affected because of the requirement for expensive and time-consuming tests or other regulatory compliance. If our nanomaterials are found to be toxic, such finding could have a material impact on our business and on the production and sale of our products. There can be no assurance that future regulations might not severely limit or even prevent the sale of our products in major markets, in which case our financial prospects might be severely limited.

Given our limited resources, we may not effectively manage our growth.

There is no guarantee that we have the resources, financial or operational, required to manage our growth. This is particularly true as we expand facilities and manufacture our products on a greater commercial scale. Furthermore, rapid growth in our operations may place a significant strain on our management, administrative, operational and financial infrastructure. The inability to adequately manage our growth could have a material and adverse effect on our business, financial condition or results of operations.

An increase in the cost of raw materials or electricity might affect our profits.

Any increase in the prices of our raw materials or energy might affect the overall cost of our products. If we are not able to raise our prices to pass on increased costs to our customers, we would be unable to achieve sustainable profit margins. Our major cost components include items such as graphite, acids and bases, and electricity, which items are normally readily available industrial commodities.

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

There is scientific debate on the health effects of nanomaterials such as graphene nanoplatelets, but some scientists believe that certain nanomaterials may be hazardous to human health, including the respiratory system if inhaled. Although there is no conclusive evidence of any danger associated with the handling of the Company’s products, there is a theoretical risk of danger to health if an individual is exposed to and/or inhales/ingests some of the Company’s products. The specific health effects of nanoplatelets are unknown and can depend on how they are incorporated and/or bonded to other materials. We carefully evaluate potential health effects of our products and the effects of handling materials on our employees and those who manufacture for us, but as any specific health risks are unknown, we cannot be certain our products are free of danger to our employees and customers. If graphene nanoplatelets are found to be hazardous to human health, this may adversely affect market acceptance of our products, subject us to additional regulation and have an adverse effect on our business.

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

Liability provisions in our terms and conditions of sale may not be enforceable under some circumstances or may not fully or effectively protect us from claims and related liabilities and costs. In addition, regardless of the party at fault, errors of these kinds divert the attention of our engineering and management personnel from our product development and sales efforts, damage our reputation and the reputation of our products, cause significant customer relations problems and can result in product liability claims. In addition, even claims that ultimately are unsuccessful could result in expenditures of funds in connection with litigation and divert management’s time and other resources. We also may incur costs and expenses relating to a recall of one or more of our products, and the occurrence of such claims could result in the delay or loss of market acceptance of our products and could adversely affect our business, operating results and financial condition.

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

We lease three separate facilities. Administrative offices and a manufacturing operation are in a 25,000 square foot building with an operating lease that expires in December 2022. Research and development laboratories are in a 14,300 square foot space with an operating lease that expires in December 2022. We also have mechanical exfoliation manufacturing operations in a 64,000 square foot facility with an operating lease that expires in October 2022. All of the physical assets of the Company are contained within these facilities. XG Sciences has achieved and maintains an ISO9001:2015 quality certification for all of its locations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Equity

No public market currently exists for our shares and a public market may never develop, or, if any market does develop, it may not be sustained.

Following our Offering which terminated on April 12, 2019, we intend to seek either (i) a listing of our common stock on a securities exchange registered with the SEC under Section 6(a) of the Exchange Act, such as the NASDAQ Capital Market or the NYSE, or (ii) the quotation of our common stock on the OTCQB or OTCQX marketplaces operated by OTC Markets Group, Inc., market conditions permitting. To achieve such a Public Listing, we will have to meet certain initial listing qualifications of the Qualified National Exchange or the OTC Markets on which we are seeking the Public Listing. In addition, we will need to have market makers agree to make a market in our common stock and file a FINRA Form 15c211 with the SEC on our behalf before we can achieve a Public Listing, and we will also need to remain current in our quarterly and annual filings with the SEC. As of the date of this report, there are no assurances or understandings between the Company and anyone acting on our behalf, with any market maker regarding participation in a future trading market for our securities. There can be no assurance that our common stock will ever be quoted or traded on a Qualified National Exchange or the OTC Markets or that any market for our common stock will develop.

Holders of Equity

As of August 30, 2021, we had 261 record holders of our common stock, and a total of 2,490,488 shares of common stock issued and outstanding. We had 13 record holders of Series A Preferred Stock and a total of 1,890,354 shares of Series A Preferred Stock issued and outstanding. We had 145 holders of Series B Preferred Stock and a total of 1,542,080 shares of Series B Preferred Stock issued and outstanding. In total, we had 407 shareholders of record of all classes of our capital stock as of August 30, 2021.

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

As of December 31, 2020, the Company had also granted options to purchase up to 504,110 shares of common stock, had issued warrants to purchase up to (i) 491,392 shares of common stock, (including the warrants for 250,000 shares issued under the Dow Facility) and (ii) 972,720 shares of Series A Preferred Stock which, if exercised, would be convertible into 1,823,850 shares of common stock at the then-current Series A Conversion Rate (currently 1.875 shares of common for 1 share of Series A) and, sold 481,458 Units with the Convertible Notes Offering which can be converted into 481,458 shares of Series B stock with a conversion factor of 1 into common shares. Therefore, we have committed to issue up to an additional 7,492,264 shares of common stock, which includes the issuance of (a) 3,544,414 shares upon conversion of all 1,890,354 shares Series A Preferred Stock currently outstanding at the Series A Conversion Rate, (b) 1,823,850 shares upon the conversion of 972,720 shares of Series A Preferred Stock (at the current Series A Conversion Rate) which are issuable upon exercise of 972,720 Series A warrants, (c) 647,040 shares of Series B Preferred Stock, (d) 504,110 shares upon the exercise of options, (e) the issuance of 491,392 shares upon the exercise of warrants and (f) the issuance of 481,458 common shares upon the conversion of the units purchased with the Convertible Debt . If we issued all 7,492,264 shares, we would have, including the 3,387,403 shares currently outstanding, 10,879,667 shares issued and outstanding, with 14,120,333 authorized shares available for future issuance. The future issuance of common stock or other securities convertible into our common stock may result in substantial dilution in the percentage of our common stock held by our existing shareholders. Other than in our past IPO, we may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, might have an adverse effect on any trading market for our common stock and could impair our ability to raise capital in the future through the sale of equity securities.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2020, and 2019, the Company had outstanding stock options to purchase up to 504,110 and 839,625 shares of common stock, respectively.

On September 30, 2020, and September 30, 2019, the Company granted each Board member 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and vest ratably over a four-year period beginning on the one-year anniversary. The options had an aggregate grant date fair value of $24,300 and $38,295 on September 30, 2020, and, September 30, 2019, respectively.

The restricted stock issued to the Board members from September 30, 2017, through September 30, 2020 has an aggregate fair value of $320,000 and vests ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of December 31, 2020, and 2019, 35,000 and 23,125 of the 42,500 shares of restricted stock issued had vested, resulting in compensation expense of $84,600 and $90,000 for the years ended December 31, 2020 and December 31, 2019, respectively.

On April 1, 2020, we granted 138,734 stock options to employees who had received a reduction in pay due to cost controls. These options have an exercise price of $8.00, vesting 1/3 upon the grant date and 1/3 on the anniversary of the grant for the next two years. During the year ended December 31, 2020, and December 31, 2019, we granted 138,734 and 70,000 stock options, respectively, to employees with an exercise price of $8.00 and a seven-year term. The aggregate fair value of the awards on the date of grant was $329,850 and $177,111, respectively, as of December 31, 2020, and December 31, 2019. Except for the stock options granted on April 1, 2020, all other stock options vest equally over four years beginning on the first anniversary of the date of grant.

As of December 31, 2020, stock options to purchase a total of 504,110 shares at a price of $8.00 per share had been granted to Company employees and Directors and remained outstanding, with expiration dates ranging from July 2024 to September 2027.

Equity Compensation Plan as of December 31, 2020

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders (1)	504,110	$8.00	695,890
Equity compensation plans not approved by security holders	—	—	—
Total	504,110	$8.00	695,890

(1)	Reflects our 2017 Plan, for the benefit of our directors, officers, employees and consultants as of December 31, 2020. As of December 31, 2020, we had reserved 1,200,000 shares of common stock for such persons pursuant to that plan and had granted stock options to purchase 504,110 shares at a price of $8.00 with 695,890 shares remaining available for future issuance.

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

UNREGISTERED SALES OF EQUITY SECURITIES

For the years ended December 31, 2020 and 2019, we issued promissory notes and warrants to purchase shares of common stock of the Company to Dow pursuant to the Dow Facility. The notes are non-convertible and mature on December 1, 2023. The warrants have a seven-year maturity date with a strike price of $8.00 per share. Details of the Promissory Notes and Warrants Issued for the years ended December 31, 2020 and 2019 are listed below.

Date Issued	Amount of Promissory Note	Warrants Issued	Note Maturity Date	Warrant Strike Price	Warrant Maturity Date
7/8/2019	$2,000,000	50,000	12/1/2023	$8.00	7/8/2026
11/11/2019	$2,000,000	50,000	12/1/2023	$8.00	11/11/2026
2/12/2020	$1,000,000	25,000	12/1/2023	$8.00	2/12/2027
Total	$5,000,000	125,000

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

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

We believe the unique properties of graphene and graphene nanoplatelets will enable numerous new product applications and we expect the market for such products to grow to be a significant market opportunity. Our business model is to design, manufacture and sell advanced materials we call xGnP® graphene nanoplatelets and value-added products based on these nanoplatelets. Since our inceptions, customers have trialed our products for numerous applications, including, but not limited to lithium-ion batteries, lead acid batteries, thermally conductive adhesives, composites, thermal management and heat transfer, inks and coatings, printed electronics, construction materials, cement, and in a range of other industrial uses. We believe our proprietary processes have enabled us to be a manufacturer of high quality, graphene nanoplatelets and value-added products containing graphene nanoplatelets and that we are well positioned to address a wide range of end-use applications.

We sell products to customers around the world and have sold or sampled materials to over 1,300   customers in over 45 countries since 2008. Some of these customers are research organizations and some are commercial organizations.

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

Operating Segment

We have one operating segment that manufactures xGnP® graphene nanoplatelets and value-added products produced therefrom, we conduct research on graphene nanoplatelets and related products, and we license our technology, as appropriate. As of December 31, 2020, we shipped products on a worldwide basis, but all of our assets were located within the United States.

Our Critical Accounting Policies

U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments and assumptions. Significant estimates, judgments and assumptions used in our consolidated financial statements include, but are not limited to, those related to revenues, the fair value of stock-based compensation, accounting for complex debt and equity instruments, and liquidity. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all previous revenue recognition guidance.

Revenues are recognized at a point in time, typically when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The Company does not recognize revenue in cases where collectability is not probable and defers the recognition until collection is probable or payment is received.

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

Stock-Based Compensation

We recognize compensation expense in our statement of operations for all share-based option and stock awards, based on estimated grant-date fair values. We estimate the grant-date fair value of stock-based compensation awards using the Black-Scholes option valuation model. This model is affected by the estimated value of our common stock on the date of the grant as well as assumptions regarding a number of complex and subjective variables. These variables include the expected term of the option, the exercise price, expected risk-free rates of return, the expected volatility of our common stock, and expected dividend yield, each of which is more fully described below. The assumptions for the estimated value of our common stock, expected term and expected volatility are the assumptions that most significantly affect the grant date fair value.

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

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. The terms of convertible preferred stock and convertible notes that we have issued were reviewed to determine whether or not they contain embedded derivative instruments that are required by ASC 815: “Derivatives and Hedging” to be accounted for separately from the host contract and recorded at fair value. In addition, freestanding warrants were also reviewed to determine if they achieve equity classification.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for us for annual periods beginning January 1, 2021. We have reviewed the provisions of this new pronouncement and have determined that the adoption of this guidance has no material impact on our financial position and results of operations.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” which provides optional guidance and expedients for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments are intended to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this update are elective and are effective upon issuance. We have reviewed the provisions of this new pronouncement and have determined that the adoption of this guidance has no material impact on our financial position and results of operations.

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which addresses the complexity of its guidance for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 removes the accounting models that require beneficial conversion features or cash conversion features associated with convertible instruments to be recognized as a separate component of equity, adds certain disclosure requirements for convertible instruments, amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and simplifies the diluted earnings per share calculation for certain situations. This guidance is effective for SEC filers, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

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

Results of Operations for the Year Ended December 31, 2020, compared with the Year Ended December 31, 2019

The following table summarizes the results of our operations for the years ended December 31, 2020, and 2019.

	Year Ended December 31,		Change 2020 to 2019
	2020	2019	$	%
Total Revenues	$782,692	$1,369,556	$(586,864)	(42.9)
Cost of Goods Sold	2,663,924	3,763,473	(1,099,549)	(29.2)
Gross Loss	$(1,881,232)	$(2,393,917)	$512,685	21.4
Research & Development Expense	896,840	1,506,716	(609,876)	(40.5)
Sales, General & Administrative Expense	4,218,361	5,467,698	(1,249,337)	(22.8)
Total Operating Expenses	$5,115,201	$6,974,414	$(1,859,213)	(26.7)
Operating Loss	$(6,996,433)	$(9,368,331)	$2,371,898	25.3
Other Expense	(105,315)	(409,318)	304,003	74.3
Net Loss	$(7,101,748)	$(9,777,649)	$2,675,901	27.4

Revenues

Revenues for the years ended December 31, 2020 and 2019, were $782,692 and $1,369,556, respectively. Product sales consist of two broad categories: (1) material sold to customers for research or development purposes; and (2) production orders for customers. Typically, the order sizes for the first category are relatively small, however we expect orders in the second category to be much larger in the future. For the year ended December 31, 2020, sales decreased by $586,864 or 43% from the prior year. The decrease in revenue for the year ended December 31, 2020, is due to our largest customer suspending orders due to their shutdown and then supply delays which in turn impacted orders from them. This customer restarted ordering in late 2020 and continued to order in 2021, but there can be no assurance they will continue to place orders with us in coming years. We believe that several customers will begin to move into commercial volume production as they gain more experience in working with our materials and engage their own customers.

We ship our products from our Lansing, Michigan manufacturing facilities to customers around the world. During the year ended December 31, 2020, we shipped materials to customers in 28 countries, as compared to 27 countries during the same period in 2019. For the year ended December 31, 2020, sales to three foreign countries, South Korea, Switzerland, and the United Kingdom accounted for 40% of revenue. For the year ended December 31, 2019, sales shipped to two foreign countries, South Korea, and Switzerland, accounted for more than 10% of product sales.

Order Summary

The table below shows a comparison of domestic and international orders fulfilled (note that this does not include orders for free samples). The table also includes the average order size for product sales. These numbers indicate that our customer base remains active with research and development projects that use our materials. The average order size for product revenue during the year ended December 31, 2020 decreased by 44.8% as compared to the same period in 2019 primarily due to a 2020 decrease in orders from one customer while it is working down its inventory.

	Year Ended December 31		Change 2020 to 2019
	2020	2019	# Of Orders	%
Number of orders – domestic	131	119	12	10.0
Number of orders – international	110	99	11	11.1
Number of orders – Total	241	218	23	10.5
Average order size - $s	$3,465	$6,282	$(2,817)	(44.8)

Grant Revenue

In 2018, an agreement was initiated with the Michigan Strategic Fund (MSF) with regard to the Michigan Business Development Program Grant Agreement dated November 6, 2017, relating to our new manufacturing facility in Mason, Michigan. Grant contract revenue is recognized using the milestone method as milestones are achieved. Milestone 1 of the agreement was met in late 2018 and recorded as grant revenue in the amount of $173,000 in the year ended December 31, 2018. This milestone was reached at the point in time when the first increment of qualified new jobs over the base employment level, as defined by the grant, was met. Per the agreement, it is defined as a default if the Company does not maintain the base level of jobs through the term of the Grant. Due to low demand and staffing reductions as a result of the Covid-19 pandemic, the Company was in default and signed a Repayment, Release and Termination Agreement with the MSF dated October 2, 2020. The repayment amount was determined to be $62,400 with equal payments of $7,800 per quarter starting September 30, 2021 and ending September 30, 2023. We recognized the entire $62,400 as a reduction to Revenue for the year ended December 31, 2020.

Cost of Goods Sold

We use a standard cost system to estimate the direct costs of products sold. Variances between the standard costs and the actual costs are then capitalized to the inventories and expensed to cost of goods sold. Direct costs include estimates of raw material costs, packaging, freight charges net of those billed to customers, and an allocation for direct labor and manufacturing overhead. Because of the nature of our production processes, there is a substantial fixed manufacturing expense requirement that represents the ongoing cost of maintaining production facilities that are not directly related to products sold, so we use a “full capacity” allocation of overhead based on an estimate of what product costs would be if the manufacturing facilities were operating on a full-time basis and producing products at the designed capacity.

Gross Profit Summary

The following table shows the relationship of direct costs to product sales for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change 2020 to 2019
	2020	2019	$	%
Revenue	$782,692	$1,369,556	$(586,864)	(42.9)
Direct Costs	495,229	1,006,594	(511,365)	(50.8)
Direct Cost Margin	$287,463	$362,962	$(75,499)	(20.8)
% of Sales	36.7%	26.5%

Unallocated Manufacturing Expense	2,168,695	2,756,879	(588,184)	(21.3)
Gross Loss	$(1,881,232)	$(2,393,917)	$512,685	21.4

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

For the year ended December 31, 2020, unallocated manufacturing expenses decreased by 21% to $2,168,695 as compared to $2,756,879 in 2019. The decrease of $588,184 is largely due to expense reductions made in reaction to the falloff in business and regulatory shutdown of our sites by the state of Michigan due to the COVID-19 pandemic.

Research and Development Expenses

For the year ended December 31, 2020, research and development expenses decreased by 40% to $896,840 as compared to $1,506,716 for the year ended December 31, 2019. The decrease of $609,876 was largely due to decreased personnel costs as the Company took measures in anticipation of slower demand due to COVID-19.

Sales, General and Administrative Expenses

During 2020, we incurred selling, general and administrative expenses (SG&A) of $4,218,361. This is a decrease of $1,249,337 or 23% from 2019, This decrease in SG&A expense is primarily related to decreased personnel costs as the Company began took measures in anticipation of slower demand and delays in customer adoption caused by COVID-19.

Other Income (Expense)

Interest expense, net of interest income in the year ended December 31, 2020, increased by $465,959 compared to 2019. The net increase in expense reflects interest due on the increased Dow Facility balance as well as the addition in 2020 of the interest expense accrued on the Convertible Notes. Nonoperating income in the year ended December 31,2020, increased by $796,089 with the recording of the forgiveness of the PPP loan which had been received in April of 2020 and included $790,795 of principal and $5,294 of interest accrued through December 31,2020. SBA forgiveness of this PPP loan including accrued interest was received in July of 2021. Nonoperating expense in the year ended December 31,2020, increased by $26,127 which represents the difference between the fair value of the Exchange Right and the relative fair value assigned to the Exchange Right recognized immediately as nonoperating expense. See Note 9 Derivative Liability.

Cash Flow Summary

The following condensed cash flow statement compares cash flow from operating, investing, and financing activities for the years ended December 31, 2020 and 2019.

	Year Ended December 31,		Change 2020 to 2019
	2020	2019	$	%
Cash, cash equivalents and restricted cash at beginning of period	1,129,702	4,893,974	(3,764,272)	(76.9)
Net Cash provided (used by):
Operating activities	(4,782,423)	(8,589,598)	3,807,175	44.3
Investing activities	(123,940)	(514,327)	390,387	75.9
Financing activities	5,551,027	5,339,653	211,374	3.9
Net increase (decrease) in cash	644,664	(3,764,272)	4,408,936	117.1
Cash, end of period	1,774,366	1,129,702	644,664	57.1

Net cash used in operating activities for the year ended December 31, 2020 and 2019 was $4,782,423 and $8,589,598, respectively. Net cash used by operating activities decreased 44% during 2020 as compared to 2019 primarily due to a reduction in operating expenses due to headcount reductions and commercial interruptions brought on by the Covid-19 pandemic as well as a lower volume of commercial orders in 2020 than 2019.

Investing activities for the year ended December 31, 2020 included net capital expenditures for the purchase of leasehold improvements and equipment of $47,526 and $76,414 for intellectual property as compared with $383,070 for leasehold improvements and equipment and $131,257 for intellectual property during the same period in 2019. The 2020 levels of capital expenditures are $390,387 lower than 2019 due to tight capital spend control in response to the commercial interruptions brought on by Covid-19 beginning in quarter 1 of 2020.

Financing activities provided a net increase in cash of $5,551,027 and $5,339,653 for the year ended December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, there were no gross proceeds from the issuance of common stock nor stock issuance expenses as compared to proceeds from the issuance of common stock for the year ended December 31, 2019 of $2,013,400 and stock issuance expenses of $20,000. Financing activities from the Dow Facility included $1,000,000 and $4,000,000, respectively, for the years ended December 31, 2020 and 2019. For the year ended December 31, 2020, we had proceeds from the Unit offering of $3,867,810 less $117,578 of Unit offering issuance fees and expenses as compared to no Unit offering activity for the year ended December 31, 2019. We received proceeds from a PPP SBA loan of $790,795 and a grant from the EIDL of $10,000 for the year ended December 31, 2020 with no such activity in the year ended December 31, 2019.

Liquidity and Capital Expenditures

We have historically incurred losses from operations, and we may continue to generate negative cash flows as we implement our business plan. Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

As of August 30, 2021, we had cash on hand of $1,666,543. Due to lower-than-expected revenue in 2020 and the current COVID-19 global pandemic impacting both our operations and that of our customers, Management took several steps to ensure we are able to fund our operations from existing cash on hand, operating cash flows, additional borrowings and restructured debt obligations.

In March of 2020, we restructured our organization by reducing headcount by 45%, by furloughing substantially all manufacturing employees, and by implementing temporary salary reductions ranging from 15-20% which resulted in a 38% reduction in annual payroll and related costs. In April 2020, we furloughed additional employees in our R&D and Engineering departments. We also reduced our annual cash run rate for all other expenses by 17%. Salary reductions remained in place until February 1, 2021.

In early April of 2020, we applied for relief under the Coronavirus Aid, Relief and Economic Security Act (CARES) by applying with the Small Business Administration (SBA) for an Economic Injury Disaster Loan (“EIDL”) and by submitting an application to an SBA lender bank, PNC, for a Paycheck Protection Plan (“PPP”) loan. On April 18, 2020, we received an approved and fully executed PPP Term Note for $825,200 with a term of two years, a six-month repayment deferral period, and an annual rate of interest of 1%, with a potential for some or all of the loan to be forgiven, dependent upon use of the loan proceeds. On April 20, 2020, we received the $825,200 of proceeds under the PPP loan which was subsequently reduced by $34,405 to $790,795 due to additional SBA guidance regarding 1099 income paid. On October 6, 2020, the Paycheck Protection Flexibility Act of 2020 extended the deferral expiration period for loan repayments to either the date that the SBA remits the borrower’s loan forgiveness or to 24 weeks after the receipt of proceeds plus 10 months or July 3, 2021. We applied for PPP loan forgiveness in May of 2021 and, in July of 2021, received SBA approval for forgiveness of 100 % of the PPP loan and accrued interest. On May 17, 2020, the SBA issued us a decline letter for the EIDL for which reconsideration has not been granted.

In December 2016, we entered into the Dow Facility to provide up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. On February 12, 2020, we drew the remaining $1 million of the Dow Facility.

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

Immediately after the execution of the transaction documents related to the Amended Dow Facility, we commenced the Unit Offering in a private placement to accredited investors (the “Unit Offering”). The Unit Offering was comprised of the Convertible Notes and a fully assignable or transferrable right to exchange two shares of previously issued Common Stock of the Company for two shares of Series B Preferred Stock of the Company for every $8.00 invested in the Unit Offering (the “Exchange Rights”). The Convertible Notes are secured by a junior security interest in all the assets of the Company, bear an interest rate of 7.5% per annum and mature on December 31, 2024. Each investor’s Exchange rights are exercisable for a period of thirty (30) days after acceptance by the Company of a fully executed subscription agreement.

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

If and when we raise at least $15 million of equity capital (excluding capital raised in the Unit Offering), the Convertible Notes will be automatically converted into whichever of the following equity securities would result in the greatest number of shares of Common Stock being issued to the holders on an “as-if-converted” basis at such time: (i) Series B Preferred Stock at a note conversion price of $8.00/share; or (ii) Subsequent Stock at a note conversion price per share equal to 80% of the purchase price per share at which such Subsequent Stock is sold (or if the value per share is fixed, 125% of the number of shares that might otherwise be issuable); provided, however, in the event the Company raises at least $15 million of equity capital within one hundred and twenty (120) days after the first issue date of Convertible Notes, such percentages will be changed to 90% of the purchase price per share at which such Subsequent Stock is sold (or, if the value per share is fixed, 110% of the number of shares that might otherwise be issuable). The first issue date of Convertible Notes was April 23, 2020. The Company did not raise at least $15 million of equity capital within one hundred and twenty (120) days after the first issue date of Convertible Notes.

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

The Series B Preferred Stock will have full ratchet antidilution protection that provides that each share of Series B Preferred Stock outstanding may be converted by an Investor at any time into that number of shares of Common Stock determined by dividing the then current Series B Original Issue Price by the applicable Conversion Price (as defined below) with the resulting fraction equal to the “Series B Conversion Rate”. The total number of shares of Common Stock issuable will be equal to the number of shares of Series B Preferred Stock being converted multiplied by the Series B Conversion Rate. The “Conversion Price” is, at any time, the price per share equal to the lesser of a) the Series B Original Issue Price per share and b) the lowest price per share at which the Company has sold equity or equity-linked securities (other than customary exclusions) at any future date while any shares of the Series B Preferred Stock remain outstanding. The Series B Original Issue Price and Conversion Price in effect at any time are also subject to proportional adjustment for share splits, share dividends, recapitalizations, and the like

For the year ended December 31, 2020, certain members of our Board of Directors and its affiliates purchased $3,213,664 of Convertible Notes. Subsequent to 2020, the Board members and their affiliates purchased $772,856 of Convertible Notes. In total, the Board members and their affiliates purchased $3,986,520 of Convertible Notes from the Company. For the year ended December 31, 2020, non-Board affiliated third parties purchased $638,000 of Convertible Notes and, subsequent to 2020, purchased $1,815,760 from the Company for a total purchase of $2,453,760. Total proceeds from the sale of Convertible Notes were $6,440,280.

Taking into consideration our current cash on hand, we estimate that we will need to raise approximately $4,000,000 - $6,000,000 of additional capital in order to continue our operations for the next twelve months in a minimal to no revenue growth environment. We have historically incurred losses from operations, and we may continue to generate negative cash flows as we implement our business plan. Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We believe our cash on hand when combined with operating cash flows and the expected net proceeds from additional borrowings or through the sales of equity securities will be sufficient to fund our operations through September of 2022 when considering various sources of funding and cash received from continued commercial sales transactions. However, the ultimate outcome is uncertain, therefore, there is substantial doubt with regard to continuing as a going concern one year beyond the issuance date.

In the event we are unable to fund our operations from existing cash on hand, operating cash flows, additional borrowings, or through the sales of equity securities, we may be forced to reduce our expenses, slow down our growth rate, or discontinue operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

 As a smaller reporting company, as defined in Rule 10(f)(1) of Regulation S-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information required by this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

XG SCIENCES, INC.

Consolidated Financial Statements

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

XG Sciences, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying balance sheet of XG Sciences, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity (deficit) and cash flows, for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Detroit, Michigan

September 30, 2021

XG SCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS – USD ($)

	December 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,774,366	$1,129,702
Accounts receivable, less allowance for doubtful accounts of $152,000 at December 31, 2020 and $179,600 at December 31, 2019	119,234	72,227
Inventories	514,652	891,587
Other current assets	219,997	334,493
Total current assets	2,628,249	2,428,009

LEASEHOLD IMPROVEMENTS AND EQUIPMENT, NET	2,852,519	3,676,142

LEASE DEPOSIT	59,650	77,544

INTANGIBLE ASSETS, NET	755,544	753,862

RIGHT OF USE ASSET	1,057,614	1,606,443

TOTAL ASSETS	7,353,576	8,542,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	686,812	634,564
Other current liabilities	280,950	238,554
Deferred revenue	1,820	—
Current portion of long-term debt	7,800	—
Current portion of lease liabilities	641,663	520,197
Total current liabilities	1,619,045	1,393,315
LONG-TERM LIABILITIES
Long-term portion of lease liabilities	640,093	1,183,872
Long term debt	12,776,975	8,111,610
Total long-term liabilities	13,417,068	9,295,482
TOTAL LIABILITIES	15,036,113	10,688,797

STOCKHOLDERS’ EQUITY
Series A convertible preferred stock, 3,000,000 shares authorized, 1,890,354 shares issued and outstanding, liquidation value of $22,684,248 at December 31, 2020 and December 31, 2019	22,307,480	22,307,480
Series B convertible preferred stock, 1,500,000 shares authorized, 647,040 and zero shares issued and outstanding at December 31, 2020 and December 31, 2019	5,151,850	—
Common stock, no par value, 25,000,000 shares authorized, 3,387,403 and 4,024,443 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	27,260,156	32,351,876
Additional paid-in capital	10,280,853	8,774,975
Accumulated deficit	(72,682,876)	(65,581,128)
Total stockholders’ equity	(7,682,537)	(2,146,797)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	7,353,576	8,542,000

See notes to consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - USD ($)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	2020	2019
REVENUE
Total Revenues	$782,692	$1,369,556
COST OF GOODS SOLD
Direct costs	495,229	1,006,594
Unallocated manufacturing expenses	2,168,695	2,756,879
Cost of Goods Sold	2,663,924	3,763,473
GROSS LOSS	(1,881,232)	(2,393,917)
OPERATING EXPENSES
Research & Development Expense	896,840	1,506,716
Sales, General & Administrative Expense	4,218,361	5,467,698
Total Operating Expenses	5,115,201	6,974,414
OPERATING LOSS	(6,996,433)	(9,368,331)
OTHER INCOME (EXPENSE)
Interest expense, net	(875,277)	(409,318)
Nonoperating income - SBA PPP Loan Forgiveness	796,089	—
Nonoperating expense - Exchange Rights Expense	(26,127)	—
Total Other Expense	(105,315)	(409,318)
Net Loss	$(7,101,748)	$(9,777,649)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and diluted (in shares)	3,853,681	3,951,178
NET LOSS PER SHARE - Basic and diluted (in dollars per share)	$(1.84)	$(2.47)

See notes to consolidated financial statements

XG SCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Preferred stock A		Preferred stock B		Common stock		Additional paid-in capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount
Balances, December 31, 2018	1,890,364	$22,307,480			3,760,268	$30,268,476	$8,101,923	$(55,687,160)	$4,990,719
Stock issued for cash					251,675	2,013,400			$2,013,400
Stock issuance fees and expenses						(20,000)			$(20,000)
Transition adjustment for adoption of new lease standard								$(116,319)	$(116,319)
Stock-based compensation expense						90,000	369,885		$459,885
Restricted Stock Units issued to BOD					12,500				—
Warrants issued with Dow financing							303,168		$303,168
Net loss								$(9,777,649)	$(9,777,649)
Balances, December 31, 2019	1,890,364	$22,307,480			4,024,443	$32,351,876	$8,774,976	$(65,581,128)	$(2,146,796)
Common stock exchange for Series B stock			647,040	5,176,320	(647,040)	(5,176,320)			—
Stock issuance fees and expenses				(24,470)					$(24,470)
Value of exchange rights							989,811		$989,811
Stock-based compensation expense						84,600	444,790		$529,390
Restricted Stock Units issued to BOD					10,000				—
Warrants issued with Dow financing							71,276		$71,276
Net loss								$(7,101,748)	$(7,101,748)
Balances, December 31, 2020	1,890,364	$22,307,480	647,040	$5,151,850	3,387,403	$27,260,156	$10,280,853	$(72,682,876)	$(7,682,537)

See notes to consolidated financial statements

XG SCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Adjustments to reconcile net loss to net cash used in operating activities:
Net loss	$(7,101,748)	$(9,777,649)
Depreciation	865,026	927,974
Amortization of intangible assets	74,733	68,040
Loss on disposal of equipment and intangibles	6,122	2,605
Provision for bad debts	—	181,679
Stock-based compensation expense	529,390	459,885
Non-cash interest expense	902,445	130,410
Non-cash SBA PPP loan forgiveness	(796,089)	—
Changes in current assets and liabilities:
Accounts receivable	(47,006)	605,148
Inventory	376,935	(231,370)
Other current and non-current assets	258,905	(296,123)
Accounts payable and other liabilities	148,864	(660,197)
NET CASH USED IN OPERATING ACTIVITIES	(4,782,423)	(8,589,598)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of leasehold improvements and equipment	(47,526)	(383,070)
Patents	(76,414)	(131,257)
NET CASH USED IN INVESTING ACTIVITIES	(123,940)	(514,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of capital lease obligations	—	(15,527)
Repayments of long-term loan debt	—	(638,220)
Proceeds from issuance of common stock	—	2,013,400
Common stock issuance fees and expenses	—	(20,000)
Proceeds from long-term loan	1,000,000	4,000,000
Proceeds of Unit Offering	3,867,810	—
Unit Offering issuance fees and expenses	(117,578)	—
Proceeds from SBA Loans / EIDL	800,795	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,551,027	5,339,653

NET CHANGE IN CASH AND CASH EQUIVALENTS	644,664	(3,764,272)
CASH, AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,129,702	4,893,974
CASH, AND CASH EQUIVALENTS, END OF PERIOD	1,774,366	1,129,702

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	—	208,286

Warrants issued with Dow financing	71,276	303,168

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP.

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

As of August 30, 2021, we had cash on hand of $1,666,543. Due to lower-than-expected revenue in 2020 and the current COVID-19 global pandemic impacting both our operations and that of our customers, Management has taken several steps to ensure we are able to fund our operations from existing cash on hand, operating cash flows, additional borrowings and restructured debt obligations.

In March of 2020, we restructured our organization by reducing headcount by 53%, by furloughing substantially all manufacturing employees, and by implementing temporary salary reductions ranging from 15-20%. Although we have re-employed key employees since the reductions and furloughs, annual payroll and related costs have been reduced by 38%. In April 2020, we furloughed additional employees in our R&D and Engineering departments. We also reduced our annual cash run rate for all other expenses by 17%. Salary reductions remained in place until February 1, 2021.

In early April of 2020, we applied for relief under the Coronavirus Aid, Relief and Economic Security Act (“CARES”) by applying with the Small Business Administration (“SBA”) for an Economic Injury Disaster Loan (“EIDL”) and by applying to an SBA lender bank, PNC, for a Paycheck Protection Plan (“PPP”) loan. Based upon the various criteria outlined by the SBA, including meeting certain employee thresholds and demonstrating liquidity needs, the Company believed that it was eligible to receive the PPP loan. On April 18, 2020, we received an approved and fully executed PPP Term Note for $825,200 with a term of two years, a six-month repayment deferral period, and an annual rate of interest of 1%, with a potential for some or all of the loan to be forgiven, dependent upon use of the loan proceeds. On April 20, 2020, we received the $825,200 of proceeds under the PPP loan which was subsequently reduced by $34,405 to $790,795 due to additional SBA guidance regarding 1099 income paid. On October 6, 2020, the Paycheck Protection Flexibility Act of 2020 extended the deferral expiration period for loan repayments to either the date that the SBA remits the borrower’s loan forgiveness or to 24 weeks after the receipt of proceeds plus 10 months or July 3, 2021.

In May of 2021, we applied for loan forgiveness for the PPP loan received in April of 2020 and, in July of 2021, we received SBA approval for forgiveness of 100 % of the PPP loan and accrued interest. As a result, the Company believes that it has met the PPP eligibility criteria for forgiveness and has concluded that the loan represents, in substance, a government grant that is expected to be forgiven. As such, in accordance with IAS 20 “Accounting for Government Grants and Disclosure of Government Assistance”, the Company has recognized the entire loan amount as Other Income as of December 31, 2020.  If, despite the Company’s good-faith belief that given its circumstances the Company satisfied all eligible requirements for the PPP Loan, the Company is later determined to have not been in compliance with these requirements or it is otherwise determined that it was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. Should the Company be audited or reviewed by federal or state regulatory authorities as a result of filing an application for forgiveness of the PPP Loan or otherwise, such audit or review could result in a change in the Company’s amount of forgiveness recorded in the condensed consolidated financial statements.

In December 2016, we entered into the Dow Facility to provide up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. On February 12, 2020, we drew the remaining $1 million of the Dow Facility.

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

If and when we raise at least $15 million of equity capital (excluding capital raised in this Unit Offering), the Convertible Notes will be automatically converted into whichever of the following equity securities would result in the greatest number of shares of Common Stock being issued to the holders on an “as-if-converted” basis at such time: (i) Series B Preferred Stock at a note conversion price of $8.00/share; or (ii) Subsequent Stock at a note conversion price per share equal to 80% of the purchase price per share at which such Subsequent Stock is sold (or if the value per share is fixed, 125% of the number of shares that might otherwise be issuable); provided, however, in the event the Company raises at least $15 million of equity capital within one hundred and twenty (120) days after the first issue date of Convertible Notes, such percentages will be changed to 90% of the purchase price per share at which such Subsequent Stock is sold (or, if the value per share is fixed, 110% of the number of shares that might otherwise be issuable). The first issue date of Convertible Notes was April 23, 2020. The Company did not raise at least $15 million of equity capital within one hundred and twenty (120) days after the first issue date of Convertible Notes.

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

For the year ended December 31, 2020, certain members of our Board of Directors and its affiliates purchased $3,213,664 of Convertible Notes. Subsequent to 2020, the Board members and their affiliates purchased $772,856 of Convertible Notes. In total, the Board members and their affiliates purchased $3,986,520 of Convertible Notes from the Company. For the year ended December 31, 2020, non-Board affiliated third parties purchased $638,000 of Convertible Notes and, subsequent to 2020, purchased $1,815,760 from the Company for a total purchase of $2,453,760. Total proceeds from the sale of Convertible Notes were $6,440,280.

Taking into consideration our current cash on hand, we estimate that we will need to raise approximately $4,00,000 - $6,000,000 of additional capital in order to continue our operations for the next twelve months in a minimal to no revenue growth environment. We have historically incurred losses from operations, and we may continue to generate negative cash flows as we implement our business plan. Our consolidated financial statements are prepared using GAAP as applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

We believe our cash on hand when combined with operating cash flows and the expected net proceeds from additional borrowings or through the sales of equity securities will be sufficient to fund our operations through September of 2022. However, the ultimate outcome is uncertain, therefore, there is substantial doubt with regard to continuing as a going concern one year beyond the issuance date.

In the event we are unable to fund our operations from existing cash on hand, operating cash flows, or additional borrowings, we may be forced to reduce our expenses, slow down our growth rate, or discontinue operations

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, together with amounts disclosed in the related notes to the consolidated financial statements. Actual results and outcomes may differ from management’s estimates, judgments, and assumptions. Significant estimates, judgments and assumptions used in these consolidated financial statements include, but are not limited to, those related to revenues, accounts receivable and related allowances, contingencies, useful lives and recovery of long-term assets, income taxes, and the fair values of stock-based compensation, warrants, and derivative financial instrument liabilities. These estimates, judgments, and assumptions are reviewed periodically and the effects of material revisions in estimates are reflected in the financial statements prospectively from the date of the change in estimate.

Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all previous revenue recognition guidance.

Revenues are recognized at a point in time, typically when control of the promised goods is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods. The Company does not recognize revenue in cases where collectability is not probable and defers the recognition until collection is probable or payment is received.

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

Income Taxes

It is our policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. To the extent that the probable tax outcome of these uncertain tax position changes, such changes in estimate will impact the income tax provision in the period in which such determination is made. As of December 31, 2020, we believe we have appropriately accounted for any unrecognized tax benefits. We are not aware of any uncertain tax positions. To the extent we prevail in matters for which a liability for an unrecognized tax benefit is established or we are required to pay amounts more than the liability, our effective tax rate in a given financial statement period may be affected.

We account for income taxes using an asset and liability approach. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities. The deferred tax effects of local income taxes are considered immaterial and have not been recorded. Valuation allowances are established, if necessary, to reduce deferred tax assets to the amount that is estimated to be realized. Because of the uncertainty related to future realization of deferred tax assets (see Note 14), we have established a valuation allowance equal to one hundred percent of the deferred tax assets.

The Company will continue to assess its provision for income taxes as future guidance is issued but does not currently anticipate significant revisions will be necessary. Any such revisions will be treated in accordance with the measurement period guidance outlined in Staff Accounting Bulletin No. 118.

Net Income (Loss) Per Common Share

We compute net income or (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accountings Standards Codification (“ASC”) Topic 260: Earnings Per Share. Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares outstanding during the applicable period, plus the effect of potentially dilutive securities. Potentially dilutive securities consist of shares potentially issuable pursuant to stock options and warrants as well as shares that would result from full conversion of all outstanding convertible securities. These potentially dilutive securities were 3,466,392 and 3,150,487 as of December 31, 2020 and 2019 and are excluded from diluted net loss per share calculations because they are anti-dilutive. As a result, for the years ended December 31, 2020 and 2019, basic and diluted net loss per share was the same.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a provision for bad debt expense and an adjustment to a valuation allowance based on their assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance account and a credit to accounts receivable.

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

Leasehold Improvements and Equipment

Leasehold improvements and equipment are recorded at cost, net of accumulated depreciation and amortization. Equipment generally include purchases of items with a cost greater than $3,000 and a useful life greater than one year. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the related lease terms or their estimated useful lives.

We periodically review the estimated useful lives of property, plant, and equipment. Changes to the estimated useful lives are recorded prospectively from the date of the change. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the statement of operations. Repairs and maintenance costs are expensed as incurred.

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

Recoverability and Impairment of Long-Lived Assets

Land, buildings and equipment and certain other assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The judgments we make related to the expected useful lives of long-lived assets, definitions of lease terms and our ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance, and other factors, such as our ability to sell our assets held for sale. As we assess the ongoing expected cash flows and carrying amounts of our long-lived assets, significant adverse changes in these factors could cause us to realize an impairment loss. Based on a review of operating results, we  believe the carrying values of our long-lived assets are recoverable at December 31, 2020 and 2019.

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

We estimate the grant-date fair value of stock option awards using the Black-Scholes option valuation model. This model is affected by the estimated value of our common stock on the date of the grant as well as assumptions regarding a number of highly complex and subjective variables. These variables include the expected term of the option, the exercise price, expected risk-free rates of return, the expected volatility of our common stock, and expected dividend yield, each of which is more fully described below. The assumptions for the estimated value of our common stock, expected term and expected volatility are the assumptions that most significantly affect the grant date fair value.

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

In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which addresses the complexity of its guidance for certain financial instruments with characteristics of liabilities and equity. ASU 2020-06 removes the accounting models that require beneficial conversion features or cash conversion features associated with convertible instruments to be recognized as a separate component of equity, adds certain disclosure requirements for convertible instruments, amends the guidance for the derivatives scope exception for contracts in an entity’s own equity and simplifies the diluted earnings per share calculation for certain situations. This guidance is effective for SEC filers, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, and for interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance on its consolidated financial statements.

NOTE 3 — INVENTORY

The following amounts were included in inventory at the end of the period:

	Year Ended December 31,
	2020	2019
Raw Materials	56,135	68,784
Consumables	70,103	70,103
Finished Goods	388,414	752,700
Total	514,652	891,587

NOTE 4 — LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment as of December 31 consist of the following:

	Depreciable
	Life (Years)	2020	2019
Leasehold improvements and equipment	5-10	804,460	804,460
Lab equipment	3-7	1,075,500	1,134,129
Production and other equipment	3-7	8,885,354	8,857,169
Software	3	14,177	14,177
Total Cost		10,779,491	10,809,935
Less accumulated depreciation and amortization		(7,926,972)	(7,133,793)
Net leasehold improvements and equipment		2,852,519	3,676,142

Depreciation expense on leasehold improvements and equipment, including leased assets, for the years ended December 31, 2020 and 2019, was $865,026 and $927,974, respectively. These amounts are included as part of our statement of operations in Cost of Goods Sold, Research and Development, and Sales, General and Administrative Expenses. For the year ended December 31, 2020, $743,350 was recorded in Cost of Goods Sold, $97,218 in Research and Development, and $24,458 in Sales, General and Administrative Expenses. For the year ended December 31, 2019, $805,114 was recorded in Cost of Goods Sold, $96,065 in Research and Development, and $26,795 in Sales, General and Administrative Expenses.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets and related accumulated amortization as of December 31, 2020 and 2019 are as follows:

	Year Ended December 31
	2020	2019
Licenses	159,868	159,868
Patents	964,480	888,066
Trademarks, other intangibles	24,728	24,728
Total Carrying Amount	1,149,076	1,072,662

Less: Accumulated Amortization – Licenses	(121,419)	(110,312)
Less: Accumulated Amortization – Patents	(264,299)	(202,328)
Less: Accumulated Amortization – Trademarks, other intangibles	(7,814)	(6,159)
Total Accumulated Amortization	(393,532)	(318,799)

Net Carrying Amount – Licenses	38,450	49,556
Net Carrying Amount – Patents	700,181	685,737
Net Carrying Amount – Trademarks, other intangibles	16,913	18,569
Total Net Carrying Amount	755,544	753,862

Amortization expense of $74,733 and $68,040 was recorded for the years ended December 31, 2020 and 2019, respectively. Amortization expense for the next five years is estimated to be approximately $74,000 annually.

NOTE 6 — OTHER CURRENT LIABILITIES

As of December 31, 2020, and 2019, our other current liabilities on our balance sheet consisted of the following:

	2020	2019
Accrued Compensation	57,770	47,453
Accrued Expenses	220,280	188,360
401 (k) Employer Contribution Expense	2,900	2,741
Total Other Current Liabilities	280,950	238,554

NOTE 7 —WARRANTS AND FINANCING AGREEMENTS

Dow Facility

In December 2016, we entered into the Dow Facility which provided us with up to $10 million of secured debt financing at an interest rate of 5% per year, drawable at our request under certain conditions. Under the original terms, the loan matured on December 1, 2021. In addition, after we raised a cumulative amount of equity capital exceeding $15 million, we were required to prepay an amount equal to 30% of the amount raised over $15 million, but less than $25 million. We began these prepayments on equity raised as of September 10, 2018. Interest was payable beginning January 1, 2017 although we elected, per the loan documents, to capitalize the interest as part of the outstanding debt through January 1, 2019. Beginning April 1, 2019, current interest was payable in cash on the first day of following the quarter. Dow received warrant coverage of one share of common stock for each $40 in loans received by us, equating to 20% warrant coverage, with an exercise price of $8.00 per share for the warrants issued at closing of the initial $2 million draw. After the initial closing, the strike price of future warrants issued is subject to adjustment if we sell shares of common stock at a lower price. As of December 31, 2020, we have issued 250,000 warrants to Dow, which are exercisable on or before the expiration date of December 1, 2023.

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

The warrants meet the criteria for classification within stockholders’ equity. Proceeds were allocated between the debt and the warrants at their relative fair value on the date of issue. The total debt discount on the Dow Facility was approximately $747,000. This debt discount is being amortized to interest expense using the effective interest method over the term of the loans using an average effective interest rate of 7.9%. During the year ended December 31, 2020, we recognized $740,369 of amortization expense consisting of $595,176 of interest expense accrued and $145,193 of amortization from debt discount accretion related to the Dow Facility warrants. As of December 31, 2020, the Dow Facility has a carrying value of $9,780,703.

The Dow Facility entitles Dow to appoint an observer to our Board. Dow will maintain this observation right until the amount of principal and interest outstanding under the Dow Facility is less than $5 million.

NOTE 8 — PRIVATE PLACEMENT

In connection with the private placement of Series B Preferred Stock issued in 2015, warrants to purchase 222,262 shares of common stock and preemptive rights warrants to purchase 2,635 shares of common stock, remain outstanding at December 31, 2020. Such warrants have an exercise price of $16.00 per share and expire between April 21 and June 30, 2022.

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

Immediately after executing the Amended Dow Facility, we commenced a Unit Offering in a private placement to accredited investors. The Unit Offering consists of (i) an offering of up to $10 million in Convertible Notes (“Notes”) in $8 units, and (ii) an assignable or transferrable right to exchange two shares of previously issued common stock for two shares of Series B Convertible Preferred Stock for every $8.00 invested in the Unit Offering (“Exchange Rights”). As of December 31, 2020, we have raised $3,851,664 in the Unit Offering through the sale of 481,458 Units and 647,040 shares of Common Stock have been exchanged for 647,040 shares of Preferred Series B stock.

The Convertible Notes pay interest at 7.5% per year, compounded quarterly, which is payable on the maturity date unless the Company has recorded GAAP revenue of at least $4.0 million for two consecutive quarters at which time the holder may elect to receive all accrued interest in cash on a quarterly basis. The maturity date of the Notes is December 31, 2024. The Notes are convertible at the holder’s option into either i.) Series B Preferred Stock at a conversion price of $8.00/share; or ii) any other form of preferred or common stock (“Subsequent Stock”) issued by the Company at a conversion price per share equal to 80% of the purchase price per share at which such Subsequent Equity is sold, or if the value per share is fixed, 125% of the number of shares that might otherwise be issuable, provided that if a Qualified Capital Event occurs within 120 days after the initial funding, then the conversion price will be 90% of the purchase price per share at which the Subsequent Equity is sold, or if the value per share is fixed, 110% of the number of shares that would otherwise be issuable. No Qualified Capital Event has occurred within 120 days after the initial funding on April 23, 2020.

If we raise at least $15 million of equity capital, excluding equity raised in this offering, we may choose to convert the outstanding amount due and payable under the Note into whichever form of conversion shares would result in the greatest number of shares of Common Stock being issued to the holder in an “as-if-converted” into Common Stock basis at the conversion price then in effect.

In the event the Notes are outstanding on the date our shares of Common Stock are listed on a Qualified National Exchange, then the Notes will automatically be converted first into Series B Preferred Stock at a price of $8.00 per share and then into shares of Common Stock at the Series B Conversion Rate in effect at the time. If there is a change in control, all principal and accrued interest will be paid in cash or can be converted according to the terms of the Note, at the holder’s option.

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

For every $8.00 invested in the Unit Offering, we provided investors in the Unit Offering, the one-time right to exchange two shares of previously issued Common Stock for two shares of Series B Preferred Stock of the Company within 30 days of the closing (the “Exchange Right”). The Exchange Right is fully transferable and assignable to any other party during the 30-day period if they are an accredited investor and executed a joinder to become bound by the terms of the Agreement. The Exchange Right is a freestanding financial instrument, and its fair value is estimated based on the incremental fair value between the exchanged Common Stock and the issued Preferred Stock. In this instance, the Exchange Right was included as part of the Unit Financing in conjunction with the issuance of the Notes, therefore, the proceeds from the financing were allocated between the Notes and the Exchange Right based on their relative fair values. The difference between the fair value of the Exchange Right and the relative fair value assigned to the Exchange Right is recognized immediately as nonoperating expense. As of December 31,2020, Nonoperating expense of $26,127 had been recorded related to the Exchange Rights.

A convertible financial instrument includes a beneficial conversion feature (“BCF”) if the effective conversion price is less than the company’s market price of their stock on the commitment date. The BCF for the year ended December 31, 2020 was $263,537.

For the year ended December 31, 2020, we sold Convertible Notes with total proceeds of $3,851,664. Subsequent to 2020, we sold additional Convertible Notes with total proceeds of $2,588,616. The sale of Convertible Notes through the quarter ended March 31, 2021, raised total proceeds of $6,440,280.

The proceeds received in the April 23, 2020 Unit Offering for the year ended December 31, 2020 were allocated as follows:

From inception through December 31, 2020
Convertible Notes	3,151,516
Additional Paid In Capital – Exchange Rights	700,148
Proceeds	3,851,664

Convertible Notes	3,151,516
Additional Paid In Capital – BCF	(263,537)
Convertible Notes - Accrued Interest	130,655
Convertible Notes - Cost of Debt Offering	(76,962)
Convertible Notes Balance	2,941,672

The value of exchange rights, the BCF and the debt issuance costs are being amortized using the effective interest method over the term of the Note. The Company recognized interest expense of $130,655 associated with the Note for the year ended December 31, 2020. As of December 31, 2020, the carrying value of the Convertible Notes was $2,941,672.

NOTE 10 – STOCK WARRANTS ACCOUNTED FOR AS EQUITY INSTRUMENTS

The following table summarizes the warrants (including the warrants previously accounted for as derivatives) outstanding at December 31, 2020, which are accounted for as equity instruments, all of which are exercisable:

Date Issued	Expiration Date	Indexed Stock	Exercise Price	Number of Warrants
10/8/2012	10/8/2027	Common	$12.00	5,000
01/15/2014-12/31/2014	1/15/2024	Series A Convertible Preferred	$6.40	972,720
04/30/2015-05/26/2015	4/30/2022	Common	$16.00	218,334
6/30/2015	6/30/2022	Common	$16.00	6,563
3/31/2016	3/31/2021	Common	$10.00	10,600
4/30/2016	4/30/2021	Common	$10.00	895
12/14/2016	12/1/2023	Common	$8.00	50,000
7/18/2017	12/1/2023	Common	$8.00	25,000
9/22/2017	12/1/2023	Common	$8.00	25,000
12/4/2017	12/1/2023	Common	$8.00	25,000
7/8/2019	12/1/2023	Common	$8.00	50,000
11/11/2019	12/1/2023	Common	$8.00	50,000
2/12/2020	12/1/2023	Common	$8.00	25,000
Total				1,464,112

The warrants indexed to Series A Convertible Preferred Stock are currently exercisable and are exchangeable into 1.875 shares of common stock for each share of Series A Preferred.

NOTE 11 — STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Convertible Preferred Stock

As of December 31, 2020, the Company is authorized to issue up to 3,000,000 shares of Series A Convertible Preferred Stock, or Series A Preferred. Each share of the Series A Preferred, which has a liquidation preference of $12.00 per share, is convertible at any time, at the option of the holder, into one share of Common Stock at the lower of: (a) $12.00 per share, or (b) 80% of the price at which the Company sells any equity or equity-linked securities in the future. The Series A Preferred also contains typical anti-dilution provisions that provide for adjustment of the conversion price to reflect stock splits, stock dividends, or similar events. The Series A Preferred is subject to mandatory conversion into Common Stock upon the listing of the Company’s Common Stock on a Qualified National Exchange. However, the Series A Preferred is not subject to the mandatory conversion until all outstanding Convertible Securities are also converted into common stock. Each holder of outstanding shares of Series A Preferred Stock shall be entitled to cast the number of votes equal to the number of whole shares of Common Stock info which the shares of Series A Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. The Series A Preferred ranks senior to all other equity or equity equivalent securities of the Company other than those securities which are explicitly senior or pari passu in rights and liquidation preference to the Series A Preferred.

There were 1,890,354 shares of Series A Convertible Preferred Stock outstanding as of both December 31, 2020 and 2019.

Series B Convertible Preferred Stock

As of December 31, 2020, and December 31, 2019, the Company was authorized to issue up to 1,500,000 shares of Series B Preferred Stock, of which 647,040 and zero were issued and outstanding as of December 31, 2020 and December 31, 2019Exchange rights received with the purchase of each unit of the Convertible Notes Unit offering dated April 23, 2020, allow for an exchange of two shares of Common Stock for two shares of Series B Preferred Stock. Exchange rights exercised resulted in the issuance of 647,040 Series B Preferred stock for the year ended December 31, 2020 and 854,354 of Series B Preferred stock issued for the quarter ended March 31, 2021. A total of 1,501,394 shares of Common Stock has been exchanged for Series B Preferred stock as a result of the exercised of exchange rights received with the purchase of each unit of the Convertible Notes Unit offering.

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

On April 27, 2020, the Company filed the Second Amended and Restated Certificate of Designations of the Series B Preferred Stock in connection with the Unit Offering and the Amended Dow Facility, lowering the liquidation preference from $16.00 per share to $8.00 per share, and lowering the conversion price from $16.00 per share to $8.00 per share, among other things. The Company also adjusted certain provisions to harmonize the rights of the Series B Preferred Stock with the rights in the Series A Certificate of Designations.

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

On March 31, 2021, after consent by the Board of Directors and a majority of the holders of Series B Preferred Stock, the Company filed the Fourth Amended and Restated Certificate of Designation of the Series B Convertible Preferred Stock increasing the number of authorized shares from 1,500,000 to 3,750,000.

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

Common Stock

The Company is authorized to issue 25,000,000 shares of common stock, no par value per share. During the years ended December 31, 2020 and 2019, the Company issued 10,000 and 264,175 shares of common stock and exchanged 647,040 and zero shares of common stock for Series B Preferred stock, respectively. There were 3,387,403 and 4,024,443 shares of common stock issued and outstanding at December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, and 2019, the Company had outstanding stock options to purchase up to 504,110 and 839,625 shares of common stock, respectively.

On September 30, 2020, and September 30, 2019, the Company granted each Board member 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and vest ratably over a four-year period beginning on the one-year anniversary. The options had an aggregate grant date fair value of $24,300 and $38,295 on September 30, 2020, and, September 30, 2019, respectively. The restricted stock issued to the Board members from September 30, 2017, through September 30, 2020 has an aggregate fair value of $320,000 and vests ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of December 31, 2020, and 2019, 35,000 and 23,125 of the 42,500 shares of restricted stock issued had vested, resulting in compensation expense of $84,600 and $90,000 for the years ended December 31, 2020 and December 31, 2019, respectively.

During the year ended December 31,2020, we granted 138,734 stock options to employees who had received a reduction in pay due to cost controls. These options have an exercise price of $8.00, vesting 1/3 upon the grant date and 1/3 on the anniversary of the grant for the next two years and a term of seven years. During the year ended December 31, 2019, we granted 70,000 stock options to employees, vesting equally over four years beginning on the first anniversary of the date of grant with an exercise price of $8.00 and a seven-year term. The aggregate fair value of the awards on the date of grant was $329,850 and $177,111, respectively, as of December 31, 2020, and December 31, 2019. Except for the stock options granted on April 1, 2020, all other stock options vest equally over four years beginning on the first anniversary of the date of grant.

The following table shows the stock option activity during the years ended December 31, 2020 and 2019:

	2020	2019
	Number of Options	Number of Options
Options outstanding at beginning of year	839,625	797,875
Changes during the year:
Cancelled		(28,250)
New options granted- at market price	148,734	70,000
Expired	(484,249)
Options outstanding at end of year	504,110	839,625
Options exercisable at end of year	271,502	498,393
Weighted average remaining contractual term (in months)	52.7	57.8

The weighted average exercise price of all stock options is $8.00 per share.

Stock-based compensation expense for employees and directors, for the years ended December 31, 2020 and 2019 was $529,390 and $459,885, respectively. Unrecognized compensation cost as of December 31, 2020 and 2019 was $510,515 and $854,405 respectively. Unrecognized compensation expense includes options which have not yet vested and is expected to be recognized over the next four years.

As of December 31, 2020, none of the currently exercisable stock options had intrinsic value. The intrinsic value of each option share is the difference between the fair value of our common stock and the exercise price of such option share to the extent it is “in-the-money”. Aggregate intrinsic value represents the value that would have been received by the holders of in-the-money options had they exercised their options on the last trading day of the year and sold the underlying shares at the closing stock price on such day. The intrinsic value calculation is based on the assumed market value of our common stock on December 31, 2020 of $8.00 per share, which is the price per share at which we have been selling shares of common stock to third parties in our Offering. There were no in-the-money options outstanding and exercisable as of December 31, 2020, since the exercise prices of the stock options outstanding and expected to vest were all equal to the fair value of our common stock. The following table presents changes in the number of non-exercisable options during 2020

2020
Total- non-exercisable options outstanding- December 31, 2019	341,232
Options granted	148,734
Options vested	(105,234)
Options cancelled/forfeited	(152,124)
Outstanding non-exercisable options outstanding as of December 31, 2020	232,608
Weighted average grant date fair value	$8.00
Weighted average remaining vested period (in months)	11

The fair value of options granted during the year ended December 31, 2020, totaled $354,150. The total fair value of options granted during the year ended December 31, 2019 was $215,406.

The fair value of the options granted during the years ended December 31, 2020 and 2019 was estimated on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	2020	2019
Fair value of underlying stock	$8.00	$8.00
Expected option life	4.51 – 4.75 years	4.75 years
Expected stock price volatility	35.36%	41.07% – 42.95%
Risk free interest rate	0.22% – 0.29%	1.51% – 2.23%
Expected dividend yield	0.00%	0.00%

Information with respect to restricted stock awards outstanding was as follows:

	2020	2019
Outstanding non-vested restricted stock at beginning of year:	6,250	5,000
Granted	10,000	12,500
Vested	(10,575)	(11,250)
Cancelled/forfeited	(2,025)	—
Outstanding non-vested restricted stock	3,800	6,250
Weighted average grant date fair value	$8.00	$8.00
Weighted average remaining vested period (in months)	4.5	4.5

 NOTE 13 – LEASES

Right of Use Asset and Leased Liability:

Estimated Lease Life – Lease term through December 2022

Right-of-use lease assets- operating as of January 1, 2020	$1,606,443
Less: Accumulated amortization	(548,829)
Right-of-use lease assets- operating as of December 31, 2020	$1,057,614

Lease liability-operating as of January 1, 2020	$1,704,069
Less: Accumulated Amortization	(422,313)
Lease liability operating-as of December 31, 2020	$1,281,756

Operating lease expense for the twelve months ended December 31, 2020	$639,903
Actual remaining lease payments, December 31, 2020	$1,407,885
Present value of remaining payments, December 31, 2020	$1,281,756

Supplemental cash flow information related to leases:	Operating Leases Twelve months ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$512,645

Weighted average remaining lease term- operating leases (in months)	21.2
Weighted average discount rate- operating leases (annual)	9.98%

Maturities of leases liabilities were as follows:
Year ending December 31, 2021	736,027
Year ending December 31, 2022	671,858
Total Lease payments	$1,407,885
Less imputed interest	(126,129)
Total	$1,281,756

NOTE 14 — INCOME TAXES

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates due to a valuation allowance which has been established against the entire deferred tax asset as of December 31, 2020 and 2019. Below is the income tax determined by applying the U.S. federal and state income tax rates as well as the corresponding Valuation Allowance.

Deferred tax assets:	2020	2019
Net operating loss carry forwards	$15,190,000	$13,315,000
Miscellaneous temporary differences	42,000	50,000
Research and development credits	870,000	760,000
Deferred tax liabilities:
Leasehold improvements and equipment	(64,000)	(20,000)
Miscellaneous temporary differences
Net deferred tax asset	$16,038,000	$14,105,000
Valuation Allowance	$(16,038,000)	$(14,105,000)

Federal net operating loss carry forwards of $68,000,000 and $60,400,000 exist as of December 31, 2020 and 2019, respectively. State net operating loss carry forwards of $13,100,000 and $9,000,000 exist as of December 31, 2020 and 2019, respectively.

The primary difference between the net operating loss carry forwards and the accumulated deficit arises from certain stock option, warrants and other debt and equity transactions that are considered permanent differences. These losses were incurred in the years 2006 through 2020 and will expire between 2026 and 2040 and their utilization may be limited if we experience significant ownership changes. The Company has not conducted a full IRC Section 382 analysis to determine if a reduction in net operating loss carry forwards is required due to ownership changes. The analysis has not been undertaken due to the financial burden it would cause and changes, if any, resulting in a reduction to the deferred tax asset and related valuation would have no impact on the net deferred tax asset or expense recognized. The research and development credits will expire between 2028 and 2039. A rate of 28% has been used to calculate the deferred tax assets and liabilities based on the expected effective tax rates, net of applicable credits, upon reversal of the differences above.

There were no uncertain tax positions in either 2020 or 2019.

NOTE 15 — Customer, Supplier, country and Product Concentrations

Product Concentration

For 2020, we had a concentration of product revenue from one product that was greater than 10% of total product revenues. Revenue from one of the Company’s graphene nanoplatelets materials, Grade C 500 m²/g, was 60%. For 2019, we had a concentration of product revenue from one product that was greater than 10% of total product revenues. Revenue from one of the Company’s graphene nanoplatelets materials, Grade C 500 m²/g, was 62%. We attempt to minimize the risk associated with product concentrations by continuing to develop new markets and products to add to our portfolio.

Customer Concentration

We had one customer whose purchases accounted for 52% and 41% of total product revenues in the twelve months ended December 31, 2020 and December 31, 2019, respectively. At December 31, 2020 and December 31, 2019, there were two customers who had an accounts receivable balance greater than 20% and 10% of our outstanding receivable balance, respectively.

Country Concentration

We sell our products on a worldwide basis. International revenues in 2020 and 2019, as a percentage of total product revenue, were 47% and 49%, respectively. All of these sales are denominated in U.S. dollars.

For 2020, revenue from three countries, Korea, Switzerland and the UK, other than in the United States accounted for 40% of total product revenue. For 2019, revenue from three countries, Korea, Switzerland and the UK, other than in the United States accounted for 47% of total product revenue.

Suppliers

We buy raw materials used in manufacturing from several sources. These materials are available from a large number of sources. A change in suppliers has no material effect on the Company’s operations. We did not have any purchases from one supplier that were more than 10% of total purchases in either 2020 or 2019.

NOTE 16 — RELATED PARTY TRANSACTIONS AND COMMITMENTS

For the twelve months ended December 31, 2020, the Company Directors, Management and affiliates purchased 401,708 Units (See Note 1) with total proceeds of $3,213,664. Interest accrued on the Convertible Notes which were a part of this Unit offering during the twelve months ended December 31, 2020, was $64,612. With the Unit purchases, the purchaser was entitled to the rights to exchange 803,416 shares of Common stock for Series B Preferred stock. The Company Directors, Management and affiliates exchanged 589,290 shares of Common stock for Series B Preferred stock for the twelve months ended December 31, 2020.

Related Parties (1)	Units Purchased in 2020	Proceeds	Interest Expense Accrued	Rights to Exchange Common Stock for Series B Preferred Stock (2)	Shares of Common Stock exchanged for Shares of Series B Preferred Stock
Arnold A. Allemang & Affiliates	192,063	$1,536,504	$31,580	384,126	250,000
Robert M. Blinstrub	7,770	$62,160	$181	15,540	15,540
Steven J. Jones & Affiliates	187,500	$1,500,000	$29,703	375,000	295,000
David G. Pendell & Affiliates	14,375	$115,000	$2,698	28,750	28,750
Total	401,708	$3,213,664	$64,162	803,416	589,290

(1)  Related parties include relatives as well as purchasers for whom the Director or Management has management or control responsibilities. For Mr. Jones, AAOF and ASOF are affiliates, although Mr. Jones disclaims beneficial ownership of the shares of AAOF and ASOF. For Mr. Pendell, ASC-XGS, LLC and XGS II, LLC are affiliates, although Mr. Pendell disclaims beneficial ownership of the shares of ASC-XGS, LLC and XGS II, LLC.

(2)  Unit purchasers received the right to assign the rights to exchange Common Stock for Series B Preferred Stock to other holders of Common Stock

During 2019, affiliates of Mr. Pendell, our director, purchased 3,125 shares of common stock with an investment of $25,000. During 2019, Ms. Jacqueline Lemke, the Chief Financial Officer, purchased 5,000 shares of common stock with an investment value of $40,000.

Among other things, the Shareholder Agreement provides for certain voting and nomination rights to be calculated on the basis of “Full Conversion” stock ownership (under which calculation, all convertible notes, preferred shares, or other convertible equity securities are deemed converted into common stock) as follows:

●	So long as AAOF or its affiliates own 10% of more of the aggregate outstanding Shareholder Stock (as defined in the Shareholder Agreement):

●	the size of the Board of Directors shall be set at seven individuals.

●	one person nominated by AAOF shall be elected to the Board of Directors.

●	two members of the Board of Directors, other than those nominated by AAOF, POSCO or Hanwha Chemical, shall qualify as independent Directors.

●	So long as POSCO owns 10% of more of the aggregate outstanding Shareholder Stock, one person nominated by POSCO shall be elected to the Board of Directors. POSCO does not currently own at least 10% of the aggregate outstanding Shareholder Stock and therefore, there is no POSCO representative on the Board of Directors.

●	So long as Hanwha Chemical owns 10% of more of the aggregate outstanding Shareholder Stock, one person nominated by Hanwha Chemical shall be elected to the Board of Directors. Hanwha does not currently own at least 10% of the aggregate outstanding Shareholder Stock and therefore, there is no Hanwha representative on the Board of Directors.

As of December 31, 2016, the ownership percentage of AAOF, as calculated for purposes of director voting, required the shareholders bound by the Shareholder Agreement to vote for a director nominated by AAOF. Mr. Jones is the AAOF representative to the Board pursuant to the terms of the Shareholder Agreement.

The Shareholder Agreement grants preemptive rights to shareholders and holders of convertible notes who are parties to the Shareholder Agreement. Pursuant to the terms therein, such shareholders and noteholders have the right to purchase their pro rata share of all shareholder stock that the Company may, from time to time, propose to sell, issue, or exchange after the date of the Shareholder Agreement, other than certain excluded stock which includes stock granted to employees or as merger consideration. Each shareholder’s pro rata shares shall be equal to the ratio of (i) the aggregate number of shares of the Company’s common stock on a fully diluted basis, owned by the shareholder at the time of the delivery of a preemptive rights notice to (ii) the aggregate number of shares of Company’s common stock on a fully diluted basis owned by all of the Company’s shareholders at the time of the delivery of a preemptive rights notice.

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

NOTE 17 — RETIREMENT PLAN

We maintain a defined-contribution 401(k) retirement plan covering substantially all employees (as defined by our plan document). Employees may make voluntary contributions to the plan, subject to limitations based on IRS regulations and compensation. The plan allows for an employer match contribution. The employer match expense was $77,766 and $110,743 for the years ended December 31, 2020 and 2019, respectively.

NOTE 18 — LETTER OF CREDIT

In April of 2019, we were relieved of the requirement by one of our lease agreements to maintain a letter of credit of approximately $190,000 in exchange for placing one month rent on deposit with the lessee. Through April of 2019, to support this letter of credit, we were required to maintain an equivalent cash deposit. As of December 31, 2020, and 2019, there was no outstanding letters of credit nor supporting cash deposits.

NOTE 19 — SUBSEQUENT EVENTS

Financing

We continued sales of the Unit Offering throughout the first quarter of 2021. See Derivatives Liability write-up in Note 2.

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

In May of 2021, we applied for loan forgiveness for the first PPP loan, with proceeds of $790,795, as received in April of 2020. In July of 2021, the SBA granted 100 % forgiveness of this PPP loan and its accrued interest.

Related Party Transactions

As of March 31, 2021, the Board of Directors and their affiliates, including Management of the Company, had purchased $3,986,520 of Convertible Notes.

Other

On September 27, 2021, Steven Jones resigned as a member of our Board of Directors. There was no disagreement with XG Sciences management nor any matter relating to XG’s operations, policies or practices.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

At the conclusion of the period ended December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our Principal Executive Officer and Principal Financial Officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework published in 2013. Based on this assessment, and on those criteria, management concluded that the Company has two material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We consider the lack of proper segregation of duties and reviews as well as the lack of timely filings to be material weaknesses: The Company operates with a small finance and accounting team where there is, at times, a lack of segregation of duties and limited review controls in place. The Company was unable to timely file the report for the year ending December 31, 2020, due to the time required by a valuation study needed to properly analyze and account for the April 23, 2020, Convertible Notes Unit Offering.

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

Name	Age	Position(s)
Robert M. Blinstrub	67	Chief Executive Officer, President, & Director
Arnold A. Allemang	78	Chairman of the Board, Chairman of the Executive Committee, and member of the Audit and Compensation Committees
David G. Pendell	74	Director, member of the Nominating and Corporate Governance Committee
Jacqueline M. Lemke	59	Chief Financial Officer
Leroy Magwood	39	Chief Technologist of Research & Development

Biographies of Officers and Directors

Robert M. Blinstrub

Mr. Blinstrub was appointed to serve as Chief Executive Officer on August 27, 2020. He was a founder and President and CEO of AGM Automotive (“AGM”), a global designer, innovator and producer of engineered solutions for light vehicles, including lighting, overhead consoles, electronics and textiles headquartered in Troy, Michigan with 9 locations globally including the United States, Costa Rica, Mexico, Austria, and China, from 2001 to 2017. AGM leveraged a global footprint underpinned by world-class engineering, production, assembly and supply chain management functions. As an original founder of AGM, Mr. Blinstrub oversaw its development into a global automotive supplier with OEM customers representing the largest American, European, and Asian OEM’s. AGM historically doubled its revenue base every 18 months (profitably). During the latter part of his tenure, AGM acquired and successfully integrated two competitors in the North American and European markets. AGM accumulated countless supplier awards from its customers for World Class Quality, Product Design, Engineering, Innovations, and Service. Prior to AGM, Mr. Blinstrub led multiple startups and operational turnarounds in his career. Mr. Blinstrub studied Finance and Marketing at the Broad College of Business at Michigan State University. In light of the aforementioned experience qualifications, attributes and skills, we believe Mr. Blinstrub is qualified to serve as a director.

Arnold A. Allemang

Mr. Allemang has served as a Director of XG Sciences since March 2010 and Chairman of the Board since January 2016. Mr. Allemang was employed by Dow, headquartered in Midland, Michigan for 43 years. Mr. Allemang joined Dow in 1965 in Freeport, Texas. After five years in the Solvents Development Lab, he transferred to Stade, Germany. In 1972, he returned to the United States for various technical and managerial assignments. Mr. Allemang was named unit manager for Freeport’s Chlorinated Ethanes in 1981, and two years later assumed the same role for Light Hydrocarbons and Acetylene. He transferred to Terneuzen, The Netherlands, in 1984 to become production manager for Light Hydrocarbons I, and in 1986 became responsible for process control and engineering functions. In 1988, he returned to Freeport to manage the site’s hydrocarbons production and moved to Midland in 1989 as Director of Technology Centers. Mr. Allemang was named Manufacturing General Manager for Dow Benelux in 1992, and in early 1993 was named regional vice president, Manufacturing and Administration, Dow Benelux. He was named vice president, Manufacturing Operations Dow Europe in late 1993. In August 1995, Mr. Allemang was named vice president, Operations, which included global manufacturing and engineering activities. He then became executive vice president of Dow in 2000 and was named senior advisor in 2004. In March 2008, he retired as a Dow employee. Mr. Allemang was elected to the Dow Board of Directors in July 1996 and served until May 2015. Mr. Allemang received a bachelor’s degree in chemistry from Sam Houston State University in Huntsville, Texas. In light of the aforementioned experience qualifications, attributes and skills, we believe Mr. Allemang is qualified to serve as a director.

David G. Pendell

Mr. Pendell is a principal of the Aspen Advanced Opportunity Fund. From June 2009, Mr. Pendell has served as General Partner and Officer of Advanced Stage Capital LLC, which he owns and operates. Since January 2011 Mr. Pendell has served as General Partner and Officer of ASC Lease Income LLC. From May of 2013 until February 2016, Mr. Pendell served as a Board Observer of the Company until he was appointed to the Board in February 2016. In addition, Mr. Pendell has served and continues to serve on the board of directors of ERP Maestro (since June of 2013) and the board of directors of Strategic Health Services Inc. (since April of 2015) and has worked with Aspen Advanced Opportunity Fund and Veterans Capital Fund. Mr. Pendell was responsible for the successful launch and subsequent profitable sale of five start-up entities in which he was the lead entrepreneur and numerous other investments where he served as a lead investor/mentor/coach. Predominantly, Mr. Pendell led the growth of Pendell Printing, Inc. from a small print firm of less than $1MM in sales in 1971 to over $85MM in 1998 when the sale of the business was completed. Past management roles include Chairman of the Board/President of Pendell Printing Inc.; co-founder of Envision Inc., a graphic solutions enterprise; President and CEO of Baustert Engineering, Inc., a software business; co-founder of Ecoland, a timber/real estate development company; founder of The Earth Generation, an environmental education publisher; and co- Founder of Fuel Oil News, a publication for the home heating industry. Mr. Pendell also actively participates in the Michigan Angel Fund and Tamiami Angel Fund I and II. He received his BS in Psychology from Central Michigan University in 1969. In light of the aforementioned experience qualifications, attributes and skills, we believe Mr. Pendell is qualified to serve as a director.

Jacqueline M. Lemke

Ms. Lemke joined the Company in November 2018 and currently serves as our Chief Financial Officer. Ms. Lemke’s career as a senior leader in billion dollar revenue manufacturing organizations includes Global Vice-President of Finance and CFO of: Remy, Inc.; Connected Home Solutions at Motorola, Inc.; DuPont Global Flooring; DuPont Global Polyester Resins; DuPont, Principal of Mergers & Acquisitions; CFO, Global Strategic Planning Director Invista, a $7 billion division of the DuPont Company; Americas Controller for ICI Polyester; Strategic Planning Analyst at Sunoco and Tax Analyst at Deloitte & Touche. From 2012 to 2016, Ms. Lemke served as President and CEO of Bioanalytical Systems, Inc., a Nasdaq listed contract biopharmaceutical research organization, where she successfully refinanced and modernized the company’s capabilities while positioning the business for sustainable value creation. Ms. Lemke’s experience includes managing cyclical, global businesses, negotiating and implementing mergers, acquisitions and joint ventures and building an infrastructure to execute refinancing as well as change in business strategies. Ms. Lemke is a Certified Public Accountant (CPA) who has earned a Bachelor of Science degree in Finance and Accounting from Drexel University, graduating first in the class, and a Master’s Degree in Management from Northwestern University. Ms. Lemke has also served on the Board of Directors of the American Brain Tumor Association since January of 2017.

Leroy Magwood, Ph.D.

Dr. Magwood joined the Company in January 2019 and currently serves as Chief Technology Officer. Prior to joining XG Sciences, Dr. Magwood served as Principal Engineer at Savannah River National Laboratory where he was involved in the development of organic dichromic compounds for use in sensors as well as energetic abatement of noxious gases from nuclear waste tanks. Before joining Savannah River National Laboratory, he spent 5 years in various technical roles at PPG Fiberglass Industries, Surmasis Pharmaceuticals and DSM Functional Materials contributing in such diverse areas as fiber glass sizing, drug delivery, UV Coatings and 3D Printing materials and processes. He earned his Ph.D. in Chemical and Biochemical Engineering from the University of Iowa and holds a B.S. in Physics from Benedict College.

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

Corporate Governance

Audit Committee

Our Board has established an Audit Committee, which is composed of Arnold A. Allemang, Steven C. Jones and chaired by Steven C. Jones until his resignation on September 27, 2021. Pursuant to our Audit Committee charter, the Audit Committee was established for the primary purpose of assisting the Board in its oversight of the Company’s tax, legal regulatory and ethical compliance. The Audit Committee assists the Board in certain areas, including, but not limited to:

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

Steven Jones qualified and Arnold Allemang qualify as “audit committee financial experts” as the term is defined under the SEC rules.

The Audit Committee has established its pre-approval policies and procedures, pursuant to which the Audit Committee approved the foregoing audit services, provided by RSM for the years ended December 31, 2020 and 2019 (See Item 9). Consistent with the Audit Committee’s responsibility for engaging the Company’s independent auditors, all audit and permitted non-audit services require pre-approval by the Audit Committee. The Audit Committee approves proposed services and fee estimates for these services. The Audit Committee chairperson or his designee has been designated by the Audit Committee to approve any services arising during the year that were not pre-approved by the Audit Committee.

The Audit Committee assists the Board in its general oversight of our financial reporting, internal controls, and audit functions, and is directly responsible for the appointment, compensation, and oversight of the work of our independent registered public accounting firm. The Audit Committee reviews and discusses with management and our independent accountants the annual audited and quarterly financial statements (including the disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), reviews the integrity of the financial reporting processes, both internal and external, reviews the qualifications, performance and independence of our independent accountants, and prepares the Audit Committee Report included in this Annual Report on Form 10-K in accordance with rules and regulations of the Securities and Exchange Commission. The Audit Committee has the power to investigate any matter brought to its attention within the scope of its duties. It also has the authority to retain counsel and advisors to fulfill its responsibilities and duties.

Nominating and Corporate Governance Committee

Our Board has established and adopted a charter for a Nominating and Corporate Governance Committee (“NGC”). The Committee is composed of Arnold A. Allemang, David G. Pendell, and, until his resignation on September 27, 2021, Steven C. Jones, and chaired by Steven C. Jones. As provided in its charter, the Nomination and Corporate Governance Committee was established for the primary purposes of considering and reporting to the Board on matters relating to the identification, selection, and qualification of Board members and candidates nominated to the Board as well as assisting the Board with respect to corporate governance matters. The NGC is responsible for providing support to the Board in certain areas, including:

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

The members of the NGC are appointed by the Board at its annual meeting from among the Company directors and are appointed to serve until their successors are duly elected and qualified by the Board, or until their resignation or removal. The Board determines the number of members on the NGC from time to time, but in any event the NGC must be composed of at least three Board members or any greater minimum number as required by applicable law, the Company’s Bylaws, or the Company’s contractual obligations. The Board may appoint a chairperson and secretary for the NGC. If the Board does not appoint a chairperson or a secretary, the members of the NGC may elect a chairperson or secretary, respectively, by majority vote..

Each member of the NGC is and must be “independent” in accordance with the Company’s contractual obligations and any applicable SEC and NASDAQ rules. The Board determines the standards that are currently applicable to determining whether a member is “independent” and whether each member or nominee member of the NGC satisfies those standards.

Compensation Committee

Our Board has established a Compensation Committee, which is composed of Steven C. Jones, until his resignation on September 27, 2021 and Arnold A. Allemang and chaired by Arnold A. Allemang. The Compensation Committee was established for the primary purpose of assisting the Board with the review and determination of executive compensation and the oversight, review, and approval of significant employee benefits programs, policies, and plans. The Board has adopted a Compensation Committee charter.

The members of the Compensation Committee are appointed by the Board at its annual meeting from among the Company’s directors and are appointed to serve until their successors are duly elected and qualified by the Board, or until their resignation or removal. The Board will determine the number of members on the Compensation Committee from time to time, but in any event the Compensation Committee must be composed of at least three Board members, or any greater minimum number as required by applicable law, the Company’s Bylaws, or the Company’s contractual obligations.

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

Executive Committee

Our Board has established an Executive Committee, which is composed of Arnold A. Allemang and, until his resignation on September 27, 2021, Steven C. Jones. Pursuant to our Executive Committee charter, the Executive Committee was established for the primary purpose of exercising the powers and duties of the Board between Board Meetings and while the Board is not in session and to implement policy decisions of the Board.

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

Risk Oversight

The Board of Directors is actively involved in the oversight of risks, including strategic, operational and other risks, which could affect our business. The Board of Directors does not have a standing risk management committee but administers this oversight function directly through the Audit Committee and the Board of Directors as a whole. The Board of Directors considers strategic risks and opportunities and administers its respective risk oversight function by evaluating management’s monitoring, assessment and management of risks, including steps taken to limit our exposure to known risks, through regular interaction with our senior management and in Board and committee deliberations that are closed to members of management. The interaction with management occurs not only at formal Board and committee meetings but also through periodic and other written and oral communications.

Meetings of the Board and Committees

The Board met 6 times in 2020. The Board of Directors also acted at times by unanimous written consent, as authorized by our Bylaws and the Michigan Business Corporation Act. The Audit Committee met 4 times in 2020. The Compensation Committee met 3 times in 2020. The Nominating and Governance Committee did not meet in 2020.

Director Independence

Our Board of Directors has determined that we currently have two independent directors on our Board of Directors: Arnold A. Allemang and David G. Pendell and, until his resignation on September 27, 2021, we had a third independent director on our Board of Directors, Steven C. Jones. Robert Blinstrub is not considered independent. Because our common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of the NASDAQ Stock Market to make this determination.

NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the Company or any other individual, having a relationship that, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The NASDAQ listing rules provide that a director cannot be considered independent if:

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

The following is a summary of certain of the experience, qualifications, attributes, and skills that led the Company’s Board of Directors to conclude that such person should serve as a director or officer. This information supplements the biographical information provided above.

Robert Blinstrub, Chief Executive Officer, President, & Director. Mr. Blinstrub’s experience founding, running and selling a successful global supply company of innovative engineered products for light vehicles will enable him to assist the Board and management as they endeavor to expand the Company globally and on matters of supplier relations in the key field of automotives.

Arnold A. Allemang, Chairman of the Board. Mr. Allemang’s previous board service for several corporations and substantial managerial and operational history at The Dow Chemical Company will prove valuable to the Board as it seeks to implement and maintain growth strategies that will enable the Company to succeed.

David G. Pendell, Director. Mr. Pendell’s experience in successfully building businesses in a range of end-use markets will prove very useful to the Board.

Code of Ethics

We have a Code of Ethics applicable to our principal executive, financial and accounting officers, a copy of which is referenced as Exhibit 14 to this report and can be found on our website at xgsciences.com

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth all compensation earned and accrued, in all capacities, during the fiscal years ended December 31, 2020, and 2019 by our named executive officers and former named executive officers:

Name and Position	Year	Salary	Bonus	Restricted Stock	Option Expense(1)	Total
Robert M. Blinstrub, (2)	2020	125,113	—	10,000	1,919	137,032
Chief Executive Officer	2019	10,000	—	10,000	482	20,482
Jacqueline M. Lemke,	2020	209,150	—	—	120,463	329,613
Chief Financial Officer	2019	235,000	—	—	88,772	323,772
Leroy Magwood,	2020	161,550	—	—	52,998	214,548
Chief Technology Officer	2019	140,192	—	—	8,251	148,443
Philip L. Rose, (3)	2020	257,802	—	—	94,848	352,650
former Chief Executive Officer	2019	287,404	35,000	—	132,760	455,164

(1)	Option expense is calculated using the fair value of options that vested during the period. See Note 11 to our financial statements included in this report.

(2)	With regard to Mr. Blinstrub’s compensation, all of 2019 compensation was earned as a Director of the Company; $8,000 of salary, and all restricted stock and stock option expense earned in 2020 was earned as a Director of the Company. All other reported compensation was earned as the Chief Executive Officer of the Company, effective August 27, 2020.

(3)	Mr. Rose resigned as Chief Executive Officer of the Company effective August 26, 2020.

Outstanding Equity Awards at Fiscal Year-End

The Board of Directors of the Company occasionally awards stock options and restricted common stock under the Company’s 2017 Plan. Additionally, stock warrants have been issued to certain officers and directors of the Company in conjunction with financing agreements. The following table sets forth information regarding outstanding stock option and stock warrant awards as of December 31, 2020:

Name and Position (s)	Number of Securities Underlying Unexercised Options and Warrants that are currently Exercisable	Number of Securities Underlying Unexercised Options and Warrants that are currently Unexercisable	Exercise Price	Expiration Date
Robert M. Blinstrub, Chief Executive Officer	625	1,875	$8.00	9/30/2026
Jacqueline M. Lemke,	60,000	60,000	$8.00	12/31/2025
Chief Financial Officer	7,833	15,667	$8.00	4/1/2027
	3,750	3,750	$8.00	3/31/2026
Leroy Magwood,	2,500	7,500	$8.00	6/28/2026
Chief Technology Officer	5,000	15,000	$8.00	12/31/2026
	6,000	12,000	$8.00	4/1/2027

Director Compensation

Each of our non-employee Directors who was not appointed as a representative of a corporate investor in XG Sciences is entitled to receive compensation in accordance with director compensation plans as amended by the full Board of Directors from time to time. The following table sets forth information concerning the compensation of eligible Directors for the years ended December 31, 2020 and 2019:

Name	Period	Cash Compensation	Restricted Stock	Option Expense	Total
Arnold Allemang	2020	$12,000	$20,000	$13,402	$45,402
	2019	$12,000	$20,000	$11,553	$43,553
Steven Jones (2)	2020	$60,000	$20,000	$12,580	$92,580
	2019	$60,000	$20,000	$10,733	$90,733
David G Pendell	2020	$12,000	$20,000	$15,656	$47,656
	2019	$12,000	$20,000	$13,801	$45,801
Molly P. Zhang (3)	2020	$12,000	$14,600	$4,048	$30,648
	2019	$12,000	$20,000	$3,961	$35,961

(1)	On September 30, 2020, and September 30, 2019, the Company granted each Board member 2,500 stock options and 2,500 shares of restricted stock for their Board services. The options were granted at a price of $8.00 per share and vest ratably over a four-year period beginning on the one-year anniversary. The options had an aggregate grant date fair value of $24,300 and $38,295 on September 30, 2020, and, September 30, 2019, respectively. Option expense is calculated using the fair value of options that vested during the period. See Note 12. The restricted stock issued to the Board members from September 30, 2017, through September 30, 2020 has an aggregate fair value of $320,000 and vests ratably in arrears over four quarters on the last day of each fiscal quarter following the grant date. As of December 31, 2020, and 2019, 35,000 and 23,125 of the 42,500 shares of restricted stock issued had vested, resulting in compensation expense of $84,600 and $90,000 for the years ended December 31, 2020 and December 31, 2019, respectively.

(2)	Mr. Jones resigned from the Board of Directors on September 27, 2021.

(3)	Ms. Zhang resigned from the Board of Directors on December 31, 2020. 6,250 unvested stock options expired on December 31, 2020. An additional 3,750 unexercised vested stock options expired on March 31, 2021, 90 days after the resignation date. 1,875 shares of unvested restricted stock expired on December 31, 2020.

2017 Stock Option Plan

The previously established 2007 Plan, which was scheduled to expire on October 30, 2017, and under which we granted key employees and directors options to purchase shares of our common stock at not less than fair market value as of the grant date. On May 4, 2017, the Board approved the 2017 Plan to replace the 2007 Plan, which became effective upon the approval of the stockholders holding a majority of the voting power in the Company on July 18, 2017. The 2017 Plan replaces the 2007 Plan and authorizes us to issue awards (stock options and restricted stock) with respect of a maximum of 1,200,000 shares of our common stock, which equals the number of shares authorized under the 2007 Plan.

The fair value of the options granted was estimated on the date of grant using the Black Scholes option-pricing model. As of December 31, 2020, and 2019, respectively, 504,110 and 839,625 options were outstanding. Vesting of the option shares with the employees range from immediately to 25% per year. Rights to exercise the options vest immediately upon a change in control of the Company or termination of the employee’s continuous service due to death or disability. The options expire at various dates through 2027.

Employment Agreements and Potential Payments Upon Termination

Employment Agreements in place December 31, 2020

The Company is party to three employment agreements with its named executive officers. The following descriptions summarize the commitments in these arrangements.

On August 26, 2020, the Company entered into an employment agreement with Robert M. Blinstrub to serve as the Company’s Chief Executive Officer commencing on August 27, 2020, and continuing indefinitely, subject to termination by the Company for cause or without cause, or resignation by Mr. Blinstrub with or without cause. The employment agreement: (i) establishes an annual base salary of $350,000 per year, payable 40% in Cash and 60% in Convertible Notes during the first two (2) years, with a 10% increase after the Company achieves each of three specified revenue goals, (ii) grants the employee eligibility to participate in the Company’s Management Incentive Plan with a target annual bonus of 66 2/3 % of the employee’s annual base salary and (iii) provides for other fringe benefits, including a stock option grant of 5 % of the Company’s fully diluted, as converted shares of common stock at a strike price equal to the greater of a.) the Fair Market Value (FMV) per share of common stock determined in the Section 409A valuation analysis, or b.) $4.80 per share, unless the Company determines after consulting with Executive that a greater strike price is required to prevent the Options from becoming subject to Section 40A of the Internal Revenue Code of 1986, as amended, and with a life of ten years from the award date. These stock option vest 40% on a time-based schedule and 60% on a performance-based schedule. The employment agreement creates an “at will” employment relationship. However, if the Company terminates the employee’s employment without cause (as defined in the employment agreement), then the Company must pay as severance for a period of 6 months from the date of notice of termination, base salary, 100% of COBRA premiums and a pro-rata portion of any annual bonus that would be due for the year in which termination occurs.

On October 29, 2018, the Company entered into an employment agreement with Jacqueline Lemke to serve as the Company’s Chief Financial Officer. The employment agreement: (i) establishes an annual base salary of $235,000, (ii) grants the employee eligibility to participate in the Company’s Management Incentive Plan with a target annual bonus of 30% of the employee’s annual base salary and (iii) provides for other fringe benefits, including a stock option grant of 120,000 shares of the Company’s common stock at a strike price of $8.00 per share and with a life of seven years from the award date. These stock option vest ratably over a four-year period, beginning on the grant date, December 31, 2018; 30,000 on December 31, 2019, and 30,000 each of the three years after until 2022. The employment agreement creates an “at will” employment relationship. However, if the Company terminates the employee’s employment without cause (as defined in the employment agreement), then the Company must pay as severance for a period of 3 months from the date of notice of termination, base salary, 100% of COBRA premiums and a pro-rata portion of any annual bonus that would be due for the year in which termination occurs. On April 1, 2020, and through January 31, 2021, Ms. Lemke’s salary was reduced by 20% as part of expense reductions to control cash during the business slow down brought on by the COVID-19 pandemic.

On June 30, 2019, the Company entered into an employment agreement with Leroy Magwood, PhD to serve as the Company’s Chief Technologist. The employment agreement: (i) establishes an annual base salary of $180,000, (ii) grants the employee eligibility to participate in the Company’s Management Incentive Plan with a target annual bonus of 20% of the employee’s annual base salary and (iii) provide for other fringe benefits, including a stock option grant of 10,000 shares of the Company’s common stock at a strike price of $8.00 per share and with a life of seven years from the award date. These stock option vest ratably over a four-year period, beginning on the grant date (June 30, 2019); 2,500 on June 30, 2020, and 2,500 each of the three years after until 2022. The employment agreement creates an “at will” employment relationship. However, if the Company terminates the employee’s employment without cause (as defined in the employment agreement), then the Company must pay as severance for a period of 3 months from the date of notice of termination 100% of COBRA premiums and a pro-rata portion of any annual bonus that would be due for the year in which termination occurs. Effective January 13, 2020, the Company appointed Dr. Magwood as the Company’s Chief Technology Officer and Dr. Magwood was granted an additional 20,000 shares of the Company’s common stock at a strike price of $8.00 per share and with a life of seven years from the award date. These stock option vest ratably over a four-year period, beginning on the grant date (December 31, 2019); 5,000 on December 31, 2020, and 5,000 each of the three years after until 2022. On April 1, 2020, and through January 31, 2021, Dr. Magwood’s salary was reduced by 20% as part of expense reductions to control cash during the business slow down brought on by the COVID-19 pandemic.

Employment Agreements Terminated in 2020

On December 16, 2013, the Company entered into an employment agreement with Philip L. Rose to serve as the Company’s Chief Executive Officer commencing on January 6, 2014, and continuing indefinitely, subject to termination by the Company for cause or without cause, or resignation by Dr. Rose with or without cause. If the Company terminates Dr. Rose without cause, or if Dr. Rose resigns with cause, the Company has agreed to pay Dr. Rose’s base salary for a period of six months, any permitted COBRA health insurance premiums for Dr. Rose and his family, and any pro-rata bonus amounts that are deemed to have been earned during Dr. Rose’s employment period prior to termination. If the Company terminates Dr. Rose with cause, or if Dr. Rose resigns without cause, the Company has no further obligations beyond the severance date. The Agreement provides that Dr. Rose will be paid an initial base salary of $275,000 annually, with an annual Target Bonus opportunity of 30% of base salary, which may be earned up to a level of 150% of the Target Bonus under certain conditions. Additionally, Dr. Rose was awarded an option to purchase a total of 330,000 shares of common stock at $8.00 per share and with a life of seven years from the award date. These stock options have vested or will vest as follows: 171,658 on July 24, 2017, 39,586 on July 24, 2018, July 24, 2019, July 24, 2020, and 39,584 on July 24, 2021.

Effective August 26, 2020, Dr. Rose resigned as an officer and director of the Company without cause. In consideration of certain covenants and agreements, Dr. Rose received a severance benefit of four (4) months of salary continuation and four (4) months of COBRA premium payments for a total of $87,579 which the Company recorded as severance expense for the year ended December 31, 2020. All unvested stock options expired on August 26, 2020. All vested stock options expired on November 24, 2020, 90 days after Dr. Rose’s resignation date. The 330,000 stock options issued July 24, 2017, and the 29,000 stock options issued April 1, 2020 have been terminated, the unvested portion immediately upon Dr. Rose’s resignation on August 26, 2020 and the vested portion 90 days after the termination date due to nonexercised.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of August 30, 2021, (the “Ownership Date”), the following table sets forth certain information with respect to the beneficial ownership of our common stock, Series A Preferred Stock and Series B Preferred Stock by (i) by each of our directors and executive officers at such time, (ii) by all of our director and executive officers as a group, and (iii) by each person or entity known by us to beneficially own more than 5% of any class of our outstanding shares. We have determined the number and percentage of shares beneficially owned by such person in accordance with Rule 13d-3 under the Exchange Act.

Name and Address of Beneficial Owner(1)(2)	Shares of Common Stock Beneficially Owned (3)	Percentage of Shares of Common Stock Beneficially Owned (4)	Shares of Common Stock Underlying shares of Series A Preferred Stock Beneficially Owned (5)	Shares of Common Stock Underlying shares of Series B Preferred Stock Beneficially Owned (6)	Percentage of Shares of Common Stock Underlying Shares of Preferred Stock Beneficially Owned (7)	Total Percentage of Outstanding Shares of Fully Converted Voting Common Stock Beneficially Owned (8)
Directors, Executive Officers, and Significant Employees
Arnold A. Allemang (9)	678,344	6.6%	0	628,938	8.2%	12.7%
Robert M. Blinstrub (10)	48,750	*	0	45,000	*	*
Steven C. Jones (11)	433,324	4.2%	0	393,293	5.1%	8.0%
Jacqueline M. Lemke(12)	80,667	*	0	5,000	*	*
Leroy Magwood (13)	25,750	*	0	—	*	*
David G. Pendell (14)	86,706	*	5,919	45,756	*	1.3%
Philip Rose	15,156	*		—	*	*
Directors & Executive Officers as a Group (7 persons)	1,368,697	13.3%	5,919	1,117,987	14.6%	24.2%

Certain Other Beneficial Owners – Over 5% Ownership or Affiliate of Director or Officer
Aspen Advanced Opportunity Fund, LP (15)	3,638,886	35.4%	3,638,886	—	47.2%	35.4%
SVIC No. 15 New Technology Business Investment LLP (Samsung) (16)	590,079	5.7%	590,079	—	7.6%	5.7%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of stock issuable upon the exercise of options, warrants and other convertible securities which are currently exercisable and convertible, or which become exercisable or convertible within sixty (60) days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option, warrant or other convertible security. Subject to community property laws where applicable, and unless otherwise specified, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares owned by such person.

(2)	Unless otherwise specified, the address of the beneficial owner shall be the business address of the Company, c/o XG Sciences, Inc., 3101 Grand Oak Drive, Lansing, MI.

(3)	Number of shares of common stock beneficially owned includes, as of the Ownership Date: (i) shares of common stock registered in the name of the respective stockholder; (ii) shares of common stock which are issuable upon the conversion of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; (iii) shares of common stock underlying common stock options and/or common stock warrants of the respective stockholder and which are exercisable within sixty (60) days of the Ownership Date; (iv) shares of common stock which are issuable upon the exercise of warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate; (v) shares of common stock which are issuable upon the conversion of Series B Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series B Conversion Rate currently exercisable within sixty (60) days of the Ownership Date; and (vi) shares of common stock which are issuable upon the conversion of the Convertible Notes into Series B Preferred Stock which are immediately convertible at the current Series B Conversion Rate currently exercisable within sixty (60) days of the Ownership Date.

(4)	Applicable percentage of ownership of common stock beneficially owned includes, as of the Ownership Date: (i) 2,490,488 shares of common stock registered in the name of the respective stockholder; (ii) 3,544,414 shares of common stock which are issuable upon the conversion of 1,890,354 shares of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; (iii) 852,481 shares of common stock underlying common stock options and/or common stock warrants, excluding Series A Preferred warrants, of the respective stockholder and which are exercisable within sixty (60) days of the Ownership Date; (iv) 1,823,850 shares of common stock which are issuable upon the exercise of 972,790 warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate; (v) 1,542,080 shares of common stock which are issuable upon the conversion of Series B Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series B Conversion Rate currently exercisable within sixty (60) days of the Ownership Date; and (vi) 805,035 shares of common stock which are issuable upon the conversion of the Convertible Notes into Series B Preferred Stock which are immediately convertible at the current Series B Conversion Rate currently exercisable within sixty (60) days of the Ownership Date.

(5)	Number of shares of Series A Preferred Stock includes, as of the Ownership Date: (i) shares of common stock which are issuable upon the conversion of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; and (ii) shares of common stock which are issuable upon the exercise of warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate.

(6)	Number of shares of Series B Preferred Stock includes, as of the Ownership Date: (i) shares of common stock which are issuable upon the conversion of Series B Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series B Conversion Rate; and (ii) shares of common stock which are issuable upon the conversion of the Convertible Notes into Series B Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series B Preferred Stock into common stock at the current at the current Series B Conversion Rate.

(7)	Applicable percentage of ownership of Preferred Stock, as of the Ownership Date, is based on (i) 3,544,414 shares of common stock which are issuable upon conversion of all 1,890,354 shares of Series A Preferred Stock that are immediately convertible; (ii) 1,823,850 shares of common stock underlying 972,720 warrants to purchase Series A Preferred Stock registered in the name of the respective stockholder which are exercisable and convertible into common stock, at the current Series A Conversion Rate, within sixty (60) days of the Ownership Date; (iii) 1,542,080 shares of common stock which are issuable upon conversion of all shares of Series B Preferred Stock that are immediately convertible; and (iv) 805,035 shares of common stock which are issuable upon the conversion of the Convertible Notes into Series B Preferred Stock which are immediately convertible into 805,035 shares of common stock currently exercisable within sixty (60) days of the Ownership Date.

(8)	Applicable percentage of ownership of Fully Converted Voted common stock beneficially owned includes, as of the Ownership Date: (i) 2,490,488 shares of common stock registered in the name of the respective stockholder; (ii) 3,544,414 shares of common stock which are issuable upon the conversion of 1,890,354 shares of Series A Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series A Conversion Rate; (iii) 852,481 shares of common stock underlying common stock options and/or common stock warrants, excluding Series A Preferred warrants, of the respective stockholder and which are exercisable within sixty (60) days of the Ownership Date; (iv) 1,823,850 shares of common stock which are issuable upon the exercise of 972,790 warrants to purchase Series A Preferred Stock currently exercisable within sixty (60) days of the Ownership Date that are registered in the name of the respective stockholder and the conversion of such Series A Preferred Stock into common stock at the current Series A Conversion Rate; (v) 1,542,080 shares of common stock which are issuable upon the conversion of Series B Preferred Stock registered in the name of the respective stockholder that are immediately convertible at the current Series B Conversion Rate currently exercisable within sixty (60) days of the Ownership Date; and (vi) 805,035 shares of common stock which are issuable upon the conversion of the Convertible Notes into Series B Preferred Stock which are immediately convertible at the current Series B Conversion Rate currently exercisable within sixty (60) days of the Ownership Date.

(9)	Arnold Allemang figures include: (i) 7,500 shares of common stock; (ii) 13,281 shares of common stock underlying currently exercisable warrants; (iii) 28,625 shares of common stock underlying currently exercisable options; 411,875 shares of Series B stock; and (iv) 217,063 Convertible Notes which are convertible into Series B Preferred Stock which are immediately convertible into shares of common stock. The stock options are held in the name of Arnold Avery Allemang and the shares of Series B stock, the Convertible Notes and the warrants are held in the name of the Arnold Avery Allemang Revocable Trust.

(10)	Robert Blinstrub figures include: (i) 2,500 shares of common stock and (ii) 57,062 shares of common stock underlying currently exercisable options, both stock and options held in the name of Robert M. Blinstrub; and (iii) 30,000 shares of Series B stock; and (iii) 15,000 Convertible Notes which are convertible into Series B Preferred Stock which are immediately convertible into shares of common stock, both Series B stock and the Convertible Notes are held in the name of B. Legacy, LLC.

(11)	Steven C. Jones figures include: (i) 26,750 shares of common stock underlying currently exercisable stock options; (ii) 7,969 shares of common stock underlying currently exercisable warrants, held in the name Jones Network, LP, of which Mr. Jones is the General Partner; (iii) 2,656 shares of common stock underlying currently exercisable warrants, held in the name Steven and Carisa Jones 401K Plan & Trust; (iv) 2,656 shares of common stock underlying currently exercisable warrants, held in the name of Jones Extended Family Trust; 82,500 shares of Series B Preferred Stock held in the name of Jones Network, LP; (v) 50,000 shares of Series B Preferred stock held in the name of Steven C. Jones Spousal Trust; (vi) 50,000 shares of Series B Preferred Stock held in the name of Carisa A. Jones Spousal Trust; (vii) 45,000 shares of Series B Preferred stock held in the name of Steven and Carisa Jones 401K Plan & Trust; (viii) 25,000 shares of Series B Preferred Stock held in the name of Steven and Carisa Jones, JTWROS; (ix) 13,000 shares of Series B Preferred stock held in the name of MadSavAsh Investments, LLC, of which Mr. Jones is a managing member; (x) 12,000 shares of Series B Preferred Stock held in the name of Mainstar Trust, Custodian FBO Steven C. Jones Roth IRA; (xi) 10,000 shares of Series B Preferred stock held in the name of Steven C. Jones; (xii) 6,250 shares of Series B Preferred Stock held in the name of Jones Extended Family Trust; (xiii) 3,000 shares of Series B Preferred stock held in the name of Mainstar Trust, Custodian FBO Carisa A. Jones Roth IRA; (xiv) 43,750 Convertible Notes which are convertible into Series B Preferred Stock which are immediately convertible into shares of common stock, held in the name of Jones Network, LP, of which Mr. Jones is the General Partner; (xv) 25,000 Convertible Notes which are convertible into Series B Preferred Stock which are immediately convertible into shares of common stock, held in the name of Steven C. Jones Spousal Trust; (xvi) 25,000 Convertible Notes which are convertible into Series B Preferred Stock which are immediately convertible into shares of common stock, held in the name of Carisa A. Jones Spousal Trust; (xvii); (xviii) 2,793 shares of common stock held jointly with his 3 children: 931 shares held in the name of Savannah W. Jones & Steven C. Jones JTWROS, 931 shares held in the name of Ashleigh C. Jones and Steven C. Jones JTWROS, and 931 shares held in the name of Madison A. Jones & Steven C. Jones JTWROS. Mr. Jones is an affiliate of Aspen Advanced Opportunity Fund, LP (“AAOF”, which owns 1,107,406 shares of Series A Preferred Stock which are currently convertible into 2,076,286 shares of common stock and currently exercisable warrants to purchase 833,333 shares of Series A Preferred Stock which are currently convertible into 1,562,499 shares of common stock. Mr. Jones disclaims beneficial ownership of the shares owned by Aspen Advanced Opportunity Fund, LP Mr. Jones resigned from our Board of Directors on September 27, 2021.

(12)	Jacqueline M. Lemke figures include: (i) 5,000 shares of Series B Preferred stock; and (ii) 75,667 shares of common stock underlying currently exercisable options.

(13)	Leroy Magwood figures include 25,750 shares of common stock underlying currently exercisable stock options.

(14)	David G. Pendell figures include: (i) 7,500 shares of common stock held in the name of David G. Pendell; (ii) 24,875 shares of common stock underlying currently exercisable options held in the name of David G. Pendell; (iii) 2,656 shares of common stock underlying currently exercisable warrants held in the name of David G. Pendell Revocable Trust; (iv) 5,919 shares of common stock issuable upon the conversion of 3,157 shares of Series A Preferred Stock held with his wife, Vicky Pendell, in the name of Dave and Vicky Pendell, JTWROS; (iv) 12,754 shares of Series B stock held in the name of David G. Pendell Revocable Trust; (v) 6,504 shares of Series B stock held in the name of Shirley G. Pendell Irrevocable Trust, David Pendell Trustee; (vi) 3,125 shares of Series B stock held in the name of Mainstar Trust Custodian FBO David Pendell IRA; (vii) 2,621 shares of Series B stock held in the name of Shirley G. Pendell Revocable Trust, David Pendell Trustee; (viii) 2,500 shares of Series B stock held in the name of David G. Pendell; (ix) 2,000 shares of Series B stock held in the name of Pendell Irrevocable Trust in which David Pendell is the trustee and (x) 14,375 Convertible Notes which are convertible into Series B Preferred Stock which are immediately convertible into shares of common stock held in the name of David G. Pendell Revocable Trust; and (xi) 1,877 Convertible Notes which are convertible into Series B Preferred Stock which are immediately convertible into shares of common stock held in the name of David G. Pendell. Mr. Pendell is also an affiliate of ASC XGS, LLC, which owns 166,023 shares of Series A Preferred Stock which are currently convertible into 311,293 shares of common stock. Mr. Pendell disclaims beneficial ownership of any shares and warrants owned by AAOF, XGS II or ASC XGS, LLC.

(15)	Aspen Advanced Opportunity Fund, LP figures include: (i) 2,076,386 shares of common stock underlying 1,107,406 shares of immediately convertible Series A Preferred Stock, and (ii) 1,562,500 shares of common stock issuable upon the exercise and conversion of currently exercisable warrants to purchase 833,333 shares of Series A Preferred Stock.

(16)	SVIC No. 15 New Technology Business Investment LLP, an investment vehicle owned by Samsung Group, figures include 590,079 shares of common stock underlying 314,709 shares of immediately convertible Series A Preferred Stock.

Change in Control Arrangements

We are not aware of any arrangements that could result in a change of control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

For the twelve months ended December 31, 2020, the Company Directors, Management and affiliates purchased 401,708 Units   with total proceeds of $3,213,664. Interest accrued on the Convertible Notes which were a part of this Unit offering during the twelve months ended December 31, 2020, was $64,162. With the Unit purchases, the purchaser was entitled to the rights to exchange 803,416 shares of Common stock for Series B Preferred stock. The Company Directors, Management and affiliates exchanged 589,290 shares of Common stock for Series B Preferred stock for the twelve months ended December 31, 2020.

Related Parties (1)	Units Purchased in 2020	Proceeds	Interest Expense Accrued	Rights to Exchange Common Stock for Series B Preferred Stock (2)	Shares of Common Stock exchanged for Shares of Series B Preferred Stock
Arnold A. Allemang & Affiliates	192,063	$1,536,504	$31,580	384,126	250,000
Robert M. Blinstrub	7,770	$62,160	$181	15,540	15,540
Steven J. Jones & Affiliates	187,500	$1,500,000	$29,703	375,000	295,000
David G. Pendell & Affiliates	14,375	$115,000	$2,698	28,750	28,750
Total	401,708	$3,213,664	$64,162	803,416	589,290

(1)	Related parties include relatives as well as purchasers for whom the Director or Management has management or control responsibilities. For Mr. Jones, AAOF and ASOF are affiliates, although Mr. Jones disclaims beneficial ownership of the shares of AAOF and ASOF. For Mr. Pendell, ASC-XGS, LLC and XGS II, LLC are affiliates, although Mr. Pendell disclaims beneficial ownership of the shares of ASC-XGS, LLC and XGS II, LLC.

(2)	Unit purchasers received the right to assign the rights to exchange Common Stock for Series B Preferred Stock to other holders of Common Stock

During 2019, affiliates of Mr. Pendell, our director, purchased 3,125 shares of common stock with an investment of $25,000. During 2019, Ms. Jacqueline Lemke, the Chief Financial Officer, purchased 5,000 shares of common stock with an investment value of $40,000.

In conjunction with a financing with AAOF, we and our stockholders listed therein entered into a Shareholder Agreement on March 18, 2013 that contains a number of specific provisions pertaining to the Board of Directors as well as individual Directors. On February 26, 2016, we amended the Shareholder Agreement.

Among other things, the Shareholder Agreement provides for certain voting and nomination rights to be calculated based on “Full Conversion” stock ownership (under which calculation, all convertible notes, preferred shares, or other convertible equity securities are deemed converted into common stock) as follows:

●	So long as AAOF or its affiliates own 10% of more of the aggregate outstanding Shareholder Stock (as defined in the Shareholder Agreement):

●	the size of the Board of Directors shall be set at seven individuals.

●	one person nominated by AAOF shall be elected to the Board of Directors and AAOF shall be entitled to have one non-voting Observer at all Board Proceedings.

●	two members of the Board of Directors, other than those nominated by AAOF, POSCO or Hanwha Chemical, shall qualify as independent Directors.

●	So long as POSCO owns 10% of more of the aggregate outstanding Shareholder Stock, one person nominated by POSCO shall be elected to the Board of Directors. POSCO does not currently own at least 10% of the aggregate outstanding Shareholder Stock and therefore, there is no POSCO representative on the Board of Directors.

●	So long as Hanwha Chemical owns 10% of more of the aggregate outstanding Shareholder Stock, one person nominated by Hanwha Chemical shall be elected to the Board of Directors. Hanwha does not currently own at least 10% of the aggregate outstanding Shareholder Stock and therefore, there is no Hanwha representative on the Board of Directors.

As of December 31, 2016, the ownership percentage of AAOF, as calculated for purposes of Director voting, required the shareholders bound by the Shareholder Agreement to vote for a director nominated by AAOF. Mr. Jones was the AAOF representative to the Board pursuant to the terms of the Shareholder Agreement until his resignation from our Board of Directors on September 27, 2021

The Shareholder Agreement grants preemptive rights to shareholders and holders of convertible notes who are parties to the Shareholder Agreement. Pursuant to the terms therein, such shareholders and noteholders have the right to purchase their pro rata share of all shareholder stock that the Company may, from time to time, propose to sell, issue, or exchange after the date of the Shareholder Agreement, other than certain excluded stock which includes stock granted to employees or as merger consideration. Each shareholder’s pro rata shares shall be equal to the ratio of (i) the aggregate number of shares of the Company’s common stock on a fully diluted basis, owned by such shareholder at the time of the delivery of preemptive rights notice to (ii) the aggregate number of shares of Company’s common stock on a fully diluted basis owned by all of the Company’s shareholders at the time of the delivery of a preemptive rights notice.

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

The following table sets forth the aggregate fees billed to us for fiscal years ended December 31, 2020 by our current auditors, RSM US LLP and for the fiscal years ended December 31, 2020 and December 31, 2019 by our former accountants, Frazier & Deeter, LLC (in thousands):

	2020	2019
Audit fees - RSM (1)	$139,951	$138,870
Audit fees – Frazier Deeter (1)	—	15,000
Non-Audit fees:	—	—
All other fees (2)	48,720	—
Tax fees	—	—
Total fees billed	$188,671	$153,870

(1)	Audit fees consist of fees billed for professional services rendered for the audit of the Company’s annual consolidated financial statements and reviews of its interim consolidated financial statements included in quarterly reports and other services related to statutory and regulatory filings or engagements.

(2)	Audit-related fees principally include assurance and related services by the independent auditors that are reasonably related to financial statement filings that are not captured under “Audit Fees.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT NUMBER	DESCRIPTION	LOCATION

3.1	Articles of Incorporation of XG Sciences, Inc. (formerly known as XG Nano, Inc.) dated May 23, 2006	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.2	Certificate of Amendment to Articles of Incorporation of XG Sciences, Inc. dated August 31, 2006 (name change)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.3	Certificate of Amendment to Articles of Incorporation of XG Sciences, Inc. dated March 23, 2009 (increase of authorized common stock)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.4	Certificate of Designations of Series A Convertible Preferred Stock, dated March 18, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.5	Certificate of Amendment to Articles of Incorporation of XG Sciences, Inc. dated June 26, 2013 (increase of authorized common stock and authorization of preferred stock)	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.6	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, dated June 26, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.7	First Amendment to the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock, dated November 20, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.8	Third Restated Bylaws dated September 29, 2017	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on October 5, 2017

3.9	Certificate of Designations of Series B Convertible Preferred Stock, effective September 9, 2015	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

3.10	First Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock, effective August 18, 2016	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on August 24, 2016

4.1	Warrant to Purchase 5,000 Shares of Common Stock, dated October 8, 2012, issued by XG Sciences, Inc. to Michael R. Knox, together with Notice and Certificate of Adjustment to Warrant, dated August 21, 2013	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.2	Warrant to Purchase 833,333 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to Aspen Advanced Opportunity Fund, LP	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.3	Warrant to Purchase 83,333 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to XGS II, LLC	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

EXHIBIT NUMBER	DESCRIPTION	LOCATION

4.4	Warrant to Purchase 100,000 Shares of Series A Convertible Preferred Stock, dated January 15, 2014, issued by XG Sciences, Inc. to SVIC No. 15 New Technology Business Investment L.L.P.	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.5	Form of Warrant for Series B Unit Offering	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.6	Form of December Warrant for December 2015 Private Placement	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

4.7	Form of Warrant to purchase Shares of Common Stock to the Dow Chemical Company	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 9, 2016

10.1	Technology Licensing Agreement between XGS and Michigan State University dated July 27, 2007 and amended on May 24, 2010 and May 27, 2011	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.2	Amendment to Technology Licensing Agreement between XGS and Michigan State University dated May 24, 2010	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.3	Amendment to Technology Licensing Agreement between XGS and Michigan State University dated May 27, 2011	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.4	Shareholder Agreement, dated March 18, 2013, by and among XG Sciences, Inc. and the stockholder signatories thereto.	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

10.5	Employment Agreement dated December 16, 2013, by and between Philip L. Rose and XG Sciences	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on March 22, 2016

10.6	First Amendment to Shareholder Agreement, dated February 26, 2016	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on March 1, 2016

10.7	Draw Loan Note and Agreement, dated as of December 7, 2016, by and between the Company and Dow	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on December 9, 2016

10.8	XG Sciences, Inc. 2017 Equity Incentive Plan	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on July 25, 2017

10.9	Lease Agreement, dated October 16, 2017	Incorporated by reference to the Company’s annual report on Form 10-K filed with the SEC on April 2, 2018

10.10	Employment Agreement, dated March 22, 2017, by and between XG Sciences, Inc. and Bamidele Ali	Incorporated by reference to the Company’s current report on Form 8-K filed with the SEC on March 28, 2017

10.11	Form of Subscription Agreement for Primary Offering	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on June 1, 2018

EXHIBIT NUMBER	DESCRIPTION	LOCATION

10.12	Second Amendment to Shareholder Agreement	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on June 1, 2018

10.13	Employment Agreement, dated August 26, 2020, by and between XG Sciences, Inc. and Robert M. Blinstrub	Incorporated by reference to the Company’s Form 10-K filed with the SEC on April 2, 2019

14	Code of Ethics	Incorporated by reference to the Company’s Form S-1 filed with the SEC on January 26, 2016

21	Subsidiary	Incorporated by reference to the Company’s Form S-1, as amended, filed with the SEC on March 1, 2016

31.1	Certifications of the Chief Executive Officer to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act Of 2002*	Filed herewith

32.1	Certification of the Chief Financial Officer to Section 302 of the Sarbanes -Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002*	Filed herewith

101. INS	XBRL Instance Document	Filed herewith

101. CAL	XBRL Taxonomy Extension Calculation Link base Document	Filed herewith

101. DEF	XBRL Taxonomy Extension Definition Link base Document	Filed herewith

101. LAB	XBRL Taxonomy Label Link base Document	Filed herewith

101. PRE	XBRL Extension Presentation Link base Document	Filed herewith

101. SCH	XBRL Taxonomy Extension Scheme Document	Filed herewith

Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XG SCIENCES, INC.

Dated: September 30 2021	By:	/s/ Robert M. Blinstrub
	Name:	Robert M. Blinstrub
	Title:	Chief Executive Officer, President, Principal Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Robert M. Blinstrub	Chief Executive Officer, President,	September 30, 2021
Robert M. Blinstrub	Principal Executive Officer and Director

/s/ Jacqueline M. Lemke	Chief Financial Officer	September 30, 2021
Jacqueline M. Lemke

/s/ Arnold A. Allemang	Chairman of the Board	September 30, 2021
Arnold A. Allemang

/s/ David G. Pendell	Director	September 30, 2021
David G. Pendell

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

